Form 10QSB
period 2000-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2000-08-23
CIK 1110304

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended June 30, 2000

                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________ to _________________

                         Commission File Number 000-31233

                   GREEN DOLPHIN SYSTEMS CORPORATION
                (Name of Small Business in its charter)

DELAWARE                                                      88-0432539
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


2338 W Beaver Creek Rd.,  Powell, TN                             37849
(Address of principal executive offices)                           (Zip Code)

                 Issuer's Telephone number: ( 888 ) 379-8693

State the share outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                              Outstanding as of June 30, 2000
Common Stock                              11,513,060

Transitional Small business Disclosure Format (Check one): Yes [] No[x]


                                PART I

Item 1. FINANCIAL STATEMENTS

                       GREEN DOLPHIN SYSTEMS CORPORATION

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2000


CONTENTS                                                       PAGE

NOTICE TO READER                                                1

FINANCIAL STATEMENTS

     Balance Sheet                                              2

     Statement of Income and Accumulated Deficit                3

     Statement of Stockholders' Equity                          4

     Notes to the Financial Statement                           5-6

     Statement of Income for the Current Quarter                7


                        REVIEW ENGAGEMENT REPORT


To the directors
Green Dolphin Systems Corporation

    We have reviewed the balance sheet of GREEN DOLPHIN SYSTEMS CORPORATION. as at June 30, 2000 and the statements of income and deficit, and changes in stockholders position, for the six months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures, and discussion related to information supplied to us by managment.

    A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

    Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

                                                   /s/Wood Pelton
Peterborough, Ontario                              Wood, Pelton
August 15, 2000                                    Chartered Accountants

                  GREEN DOLPHIN SYSTEMS CORPORATION
                              BALANCE SHEET
                          AS AT JUNE 30, 2000

ASSETS                                           2000            1999
Current
     Cash                                     $12,710            $-
     Accounts receivable                       35,248             -
     Inventory                                 13,371             -
     Prepaid expenses                           1,650             -
                                                ______            ______
                                                62,979            -
                                                ------            ------
Capital
     Shop equipment                             9,266             -
     Office furniture and equipment             1,558             -
                                                ------            ------

                                               10,824             -
          Less: Accumulated amortization        1,082             -
                                                ______            ______
                                                9,742             -
                                                ______            ______

Other Assets
     Due from related company (note 4)         24,335             -
     Trademarks and copyrights
      (net of amortization)                   276,664             150
                                                ______            ______
                                              300,999             150
                                                ______            ______
                                             $373,720            $150
                                             =========            ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
   Accounts payable and accured liabilities  $  5,778            $-
   Long-term debt due in one year              56,899             -
                                             --------            --------
                                               62,677             -
Long-term
     Long term debt, less current
      portion (Note 2)                        100,000             -
     Due to related companies (Note 4)              -             150
                                              -------            --------
                                              162,677             150
                                              -------            --------

Shareholders' equity
     Share capital (Note 5)                    11,513             -
     Paid in capital                          194,077             -
     Retained Earnings                          5,453             -
                                              -------            --------
                                              211,043             -
                                              -------            --------
                                             $373,720            $ 150
                                             ========            ========

The accompanying notes are an integral part of these interim financial statements
                                       2

                        GREEN DOLPHIN SYSTEM CORPORATION
                         STATEMENT OF INCOME AND DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                2000      1999
Sales

Cost of Sales                                 $ 255,262   $-

Gross margin                                    101,506    -
                                                -------    -------
Expenses
     Rent                                        11,718    -
     Contract services                           49,986    -
     Bank charges and interest                      466    -
     Office expense                               1,308    -
     Telephone                                    2,504    -
     Utilities                                    1,082    -
     Licenses and fee                             1,810    -
     Equipment costs                              1,201    -
     Advertising and promotion                    8,552    -
     Travel and entertainment                       862    -
     Professional fees                              210    -
     Leasing costs                                  979    -
     Amortization and depreciation               11,085    -
                                                --------   --------
                                                 91,763    -
                                                --------   --------
Net income                                       61,993    -

Deficit, beginning of period                    (56,540)   -
                                                --------   --------
Deficit, end of period                          $ 5,453   $-
                                                ========   ========



The accompanying notes are an integral part of these interim financial
statements                     3


                      GREEN DOLPHIN SYSTEMS CORPORATION
                      STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED JUNE 30, 2000

                                          Additional
                        Common Stock       Paid-in     Retained
                      Shares    Amount     Capital     Earnings   Total
Balance
January 1, 2000      11,513,060  $11,513   $ 194,077  $ (56,540)  $ 149,050

Net income
for period              -              -          -      61,993      61,993

Balance
June 30, 2000        11,513,060  $11,513   $194,077   $   5,453   $ 211,043

The accompanying notes are an integral part of these interim financial statements

                                        4

                  GREEN DOLPHIN SYSTEMS CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDING JUNE 30, 2000


1.Significant accounting policies

Inventories

Inventories are stated at the lower of cost (first-in, first-our method) or market.

Capital assets and amortization

Fixed assets are recorded at cost. Amortization of the equipment is recorded using the straight line method at 20% annually.

Upon disposal of an asset the gain or los (if significant) is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and being amortized on a straight-line basis over a period of fifteen years.

2 Long-term debt

The long-term debt consists of an amount due to Penta Deltex Ltd. pursuant to an agreement dated April 21, 1999, whereby the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta Deltex Ltd. The debt bears no interest and is unsecured.

The debt is scheduled to be repaid as follows:

               2000           56,899
               2001          100,000

While the debt is scheduled to be repaid, repayment will be dictated by the availability of cash.

2.Commitments

The company leases its administrative and warehouse space under an operating lease expiring on November 30, 2004.

The annual future minimum lease payments under the non-cancelable operating lease are as follows:

               2001      $ 30,500
               2002        30,500
               2003        30,500
               2004        31,130
               2005        27,958

3.Amounts due to or from related company

Amounts due to and from the related company are unsecured, bear no interest and have no specific terms of repayment.

4.Amounts due to or from related company
Amounts due to and from the related company are unsecured, bear no interest and have no specific terms of repayment.

5. Share capital                                    2000         1999
Authorized-unlimited number of common shares
Issued-11,513,060 common shares                   $11,513        $   -

In addition to the issued common stock, the company has obtained equity investment of $194,077, which will be converted to common stock.

6. Organization and comparative amounts

Green Dolphin Systems Corporation (the company) was organized under the laws of the state of Nevada on January 12, 1999. The financial statements report comparative amounts in the Balance Sheet as at March 30, 1999, and the results of operations for the period ending March 31, 1999. Inasmuch the company did not commence operating until May 1999, there were no operations to report on in the comparative period.

                    GREEN DOLPHIN SYSTEMS CORPORATION
                     STATEMENT OF INCOME AND DEFICIT
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   Second            YTD      YTD
                                   Quarter
                                   2000             2000      1999
Sales                              $101,692      $255,262      -
Cost of Sales                        15,167       101,506      -
                                    -------      --------      -------
Gross Margin                         86,525       153,756      -
                                    -------      --------      -------
Expenses
Rent                                  8,418        11,718      -
Contract services                    49,566        49,986      -
Bank charges and interest               283           466      -
Office Expense                          831         1,308      -
Telephone                             1,423         2,504      -
Utilities                               330         1,082      -
Licenses and fees                         -         1,810      -
Equipment costs                         408         1,201      -
Advertising and promotion             6,597         8,552      -
Travel and entertainment                311           862      -
Professional fees                         -           210      -
Leasing costs                           862           979      -
Amortization and depreciation         5,541        11,085      -
                                    --------      --------     --------
                                     74,570        91,763      -
                                    --------      --------     --------
Net income                           11,955        61,993      -
                                    =======      =======      =======
                                    6






ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

General
_____________________________

The Company has been developing, manufacturing and distributing a broad range of specialty chemicals throughout Canada since 1986.

Green Dolphin is engaged in the continued growth , market research, product and service development and manufacturing of applied environmental solutions.

The Company's proven line of products and services combine high performance and cost effectiveness with a commitment to environmental responsibility. We intend to become a leader in the blossoming service of the "Do-it-yourself" market sectors by providing a diversity of specialized products, services and training programs.

The North American market for ceiling and wall cleaning, fabric protection, fire retardation application, waterproofing, graffiti removal smoke and odor elimination and non-slip represents over $10 billion niche market. We intend to integrate these specialized services and approach the market with a forged structure to secure a larger market share of the industry.

The Company's service experience includes large institutional clients where optimal environments are imperative such as hospitals and hotels, as well as high volume human traffic areas such are transit systems and retail establishments. We have grouped these integrated services into a working model providing a range of specialized environmental restoration products and services targeted at six key markets: Residential, Commercial, Institutional, hospitality, industrial and government.

An integrated approach means that the Company will offer a one-stop solution for these key markets. Four channels of distribution include:

1. Distributor: Target entrepreneurs seeking to invest in a highly profitable business opportunity with a large marketable growth.
2. Industrial/Commercial: Commercial distribution of products that are specific to industrial/commercial specifications. Method of marketing and sales coverage will be through a network of Manufacturer Representatives.
3. Retail: Vertically market six retail products tot he hardware, lumber, department and the do-it-yourself retail center.
4. International: Currently the Company is in negotiations with four countries for Exclusive Agency distribution and License of Technology. The Initial focus will be to concentrate on select countries and regions that may generate near-term immediate sales.

As a supplier of products and services, our corporate policy is to be concerned and sensitive of the effect that the products will have on the environment and people. Our business is to be an innovator, to develop and market products, services and systems that provide superior value and guaranteed performance in meeting customer's needs. The goals are to preserve the quality of the environment, provide growth opportunities for GDSC employees and produce an above average profit.

The Company has been implemented with the Corporation mission to sell and market a network of Green Dolphin Dealers through North America.
Each Green Dolphin Business Opportunity will be presented and sold as a Business

Risk Factors and Cautionary Statements
__________________________________________________

This report contains forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could actual results to differ materially from this expressed in or implied by the statements.

PART II

ITEM 1. LEGAL PROCEEDINGS.

To the best of the Company's knowledge, the Company is not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

There have been no changes in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A COTE OF SECURITY HOLDERS.

There have been no Submission of matters to a cote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREEN DOLPHIN SYSTEMS CORPORATION


Date: August 21, 2000
                                   By:/s/ Nicholas Plessas
                                   ______________________________________
                                      Nicholas Plessas, President