Form 10QSB/A
period 2000-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2000-08-28
CIK 1110304

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB/A

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
                                             ========            ========

The accompanying notes are an integral part of these interim financial statements
                                       2

                        GREEN DOLPHIN SYSTEM CORPORATION
                         STATEMENT OF INCOME AND DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                2000      1999
Sales                                         $ 255,262   $-

Cost of Sales                                 $ 101,506   $-

Gross margin                                    153,756    -
                                                -------    -------
Expenses
     Rent                                        11,718    -
     Contract services                           49,986    -
     Bank charges and interest                      466    -
     Office expense                               1,308    -
     Telephone                                    2,504    -
     Utilities                                    1,082    -
     Licenses and fee                             1,810    -
     Equipment costs                              1,201    -
     Advertising and promotion                    8,552    -
     Travel and entertainment                       862    -
     Professional fees                              210    -
     Leasing costs                                  979    -
     Amortization and depreciation               11,085    -
                                                --------   --------
                                                 91,763    -
                                                --------   --------
Net income                                       61,993    -

Deficit, beginning of period                    (56,540)   -
                                                --------   --------
Deficit, end of period                          $ 5,453   $-
                                                ========   ========



The accompanying notes are an integral part of these interim financial
statements                     3


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