Form 10QSB
period 2000-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2001-01-25
CIK 1110304

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended September 30, 2000

                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________ to _________________

                         Commission File Number 000-31233

                   GREEN DOLPHIN SYSTEMS CORPORATION
                (Name of Small Business in its charter)

DELAWARE                                                      88-0432539
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


2338 W Beaver Creek Rd.,  Powell, TN                             37849
(Address of principal executive offices)                      (Zip Code)
                 Issuer's Telephone number: ( 888 ) 379-8693

State the share outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                              Outstanding as of September 30, 2000
Common Stock                              19,898,700

Transitional Small business Disclosure Format (Check one): Yes [] No[x]

                                PART I

Item 1. FINANCIAL STATEMENTS

WOOD, PELTON                                         Robert F. Wood, C.A.
CHARTERED ACCOUNTANTS                                Laurie A. Pelton, C.A.

                           REVIEW ENGAGEMENT REPORT

We have reviewed the balance sheet of GREEN DOLPHIN SYSTEMS CORPORATION as at September 30, 2000 and the statements of income and retained earnings, and changes in stockholders position for the nine months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures, and discussion related to information supplied to us by management.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

                                                     /s/ Wood, Pelton
Peterborough, Ontario                                Wood, Pelton
October 12, 2000                                     Chartered Accountants


140 King St., Suite 202, Peterborough, ON K9J 7Z8 Tel: (705) 742-7020 Fax:
(705) 742-8638

                              GREEN DOLPHIN SYSTEMS CORPORATION
                                BALANCE SHEET
                          AS AT SEPTEMBER 30, 2000
                                                      Unaudited December
ASSETS                                                 2000      1999
 Current
     Cash                                             19,735    $6,930
     Accounts receivable                              23,151     -
     Inventory                                        43,908     3,831
     Prepaid expenses                                  1,650     1,650
                                                      ------     ------
                                                      88,444     12,411
                                                      ------     ------
     Capital
     Shop equipment                                    9,391     9,633
     Office furniture and equipment                    1,558     -
                                                      ------     ------
                                                      10,949     9,633
     Less: Accumulated amortization                    1,624     -
                                                      ------     ------
                                                       9,325     9,633
                                                      ------     ------
     Other Assets
     Due from related company (note 4)               206,973        -
     Trademarks and copyrights (net of amortization) 271,664     286,667
                                                      ------     ------
                                                     478,637     286,667
                                                      ------     ------
                                                     576,406     308,711
                                                      =======   =======
     LIABILITIES AND SHAREHOLDERS'EQUITY
     Current
     Accounts payable and accrued liabilities         15,885     2,762
     Estimated income taxes payable                   24,000     -
     Long-term debt due in one year                   56,899     56,899
                                                      ------     ------
                                                      96,784     59,661
     Long-term
     Long term debt, less current portion (Note 2)    100,000   100,000
     Due to related companies (Note 4)                    -          -
                                                      ------     ------
                                                      196,784   100,000
                                                      ------     ------
     Shareholders' equity
     Share capital (Note 5)                           171,513    11,513
     Additional paid in capital                       194,077   194,077
     Retained earnings (deficit)                       14,032   (56,540)
                                                      ------     ------
                                                      379,622   149,050
                                                      ------     ------
                                                      576,406   $308,711
                                                      =======   =======

                    GREEN DOLPHIN SYSTEMS CORPORATION
                        STATEMENT OF OPERATIONS

                                        (Unaudited)
(Unaudited)                                            Three Months Ended
Nine Months Ended
                                       September 30,         September 30,
                                     2000        1999     2000        1999

Sales                               $145,041   $ 8,295  $ 400,303   $ 8,295

Cost of Sales                         67,737     6,331    169,243     6,331
                                    --------    ------   --------    ------
Gross margin                          77,304     1,964    231,060     1,964
                                    --------    ------   --------    ------
Expenses
 Rent                                  8,816         -     20,534         -
 Contract services                    23,932     4,200     73,918     4,200
 Bank charges and interest               265         9        731         9
 Office expense                          298       394      1,606       394
 Telephone                             1,044        96      3,548        96
 Utilities                               419       190      1,501       190
 Licenses and fees                         -         -      1,810         -
 Equipment costs                          51     2,101      1,252     2,101
 Advertising, and promotion            3,589         -     12,141         -
 Travel and entertainment                  -         -        862         -
 Professional fees                       501         -        711         -
 Leasing costs                           269         -      1,248         -
 Amortization and depreciation         5,541         -     16,626         -
                                      ------    ------   --------     -----
                                      44,725     6,990    136,488     6,990
                                      ------    ------   --------     -----
Net Income before Taxes               32,579    (5,026)    94,572    (5,026)

Estimated income taxes                24,000         -     24,000         -
                                      ------    ------    -------    ------
Net income for the period              8,579    (5,026)    70,572    (5,026)

                         GREEN DOLPHIN SYSTEMS CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000


                                         Additional
                   Common Stock           Paid- in     Retained
                Shares        Amount       Capital     Earnings     Total

Balance
 January 12, 1999                  -     -           -           -         -


Organization
 shares issued               513,060     513         -          -        513
December 30, 1999         11,000,000  11,000    194,077         -    205,077
Net Loss                           -       -          -   (56,540) (  56,540)
                          ----------  ------   --------   -------- ----------
Balance
January 1, 2000 (audited) 11,513,060 $11,513  $ 194,077  $(56,540)  $149,050

Issuance of shares
 March 27, 2000              385,640       -          -         -          -
Issuance of Shares
 June 16, 2000             8,000,000 160,000          -         -    160,000

Net income for period             -        -          -    70,572     70,572
                         ----------- -------  ---------  --------    -------
Balance,
September 30, 2000        19,898,700 $171,513 $ 194,077  $ 14,032   $379,622
                          ==========  ======= =========  ========   ========

                              GREEN DOLPHIN SYSTEMS CORPORATION
                             STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                    Unaudited   Unaudited
                                                       2000
1999
Operating Activities
 Net Income (Loss)                                  $70,572      $( 5,026)
 Adjustments to reconcile net income to net cash
  Provided by operations
   Amortization and depreciation                     16,626             -
   Changes in non-cash working cpaital
    Accounts receivable                             (23,151)            -
    Inventory                                       (40,077)       (3,000)
    Accounts Payable                                 13,124             -
    Income Taxes                                     24,000             -
                                                   --------       --------
                                                     61,094        (8,026)
                                                   --------       --------
Investment Activities
 Acquisition of furniture and equipment             ( 1,316)            -
 Purchase of trademarks and copyrights                    -        (  150)
                                                   --------       ---------
                                                    ( 1,316)       (  150)

Financing Activities
 Issue of share capital                             160,000             -
 Advances from (to) related company                (206,973)       14,150
                                                   --------       ---------
                                                   ( 46,973)       14,150
                                                   --------       ---------
Increase in cash                                     12,805         5,974

Cash, beginning of period                             6,930             -
                                                   --------       ---------
Cash, end of period                                $ 19,735       $ 5,974

                          GREEN DOLPHIN SYSTEMS CORPORATION
                    NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30,2000

1.     Significant accounting policies

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Capital assets and amortization
Fixed assets are recorded at cost. Amortization of the equipment is recorded using the straight line method at 20% annually.

Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and being amortized on a straight-line basis over a period of fifteen years.

2.     Long-term debt

The long-tern debt consists of an amount due to Penta Deltex Ltd. pursuant to an agreement dated April 21, 1999, whereby the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta Deltex Ltd.
The debt bears no interest and is unsecured.

The debt is scheduled to be repaid as follows:

2000 $56,899 2001 100,000

While the debt is scheduled to be repaid, repayment will be dictated by the availability of cash.

3.     Commitments

The company leases its administrative and warehouse space under an operating lease expiring on November 30, 2004.

The annual future minimum lease payments under the non-cancelable operating lease are as follows:
2001     $30,500
2002     $30,500
2003     $30,500
2004     $31,130
2005     $27,958

4.     Amounts due to or from related company
Amounts due to and from the related company are unsecured, bear no interest and have no specific terms of repayment.

                    GREEN DOLPHIN SYSTEMS CORPORATION
                    NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,2000


5. Share capital
                                                     2000        1999
Authorized - Unlimited number of common shares
Issued  - 19,898,700 common shares                  $171,513     $    -
                                                    ========     ========
In addition to the issued common stock, the company has obtained equity investment of $194,077, which will be converted to common stock.
6.     Organization and comparative amounts

Green Dolphin Systems Corporation (the company) was organized under the laws of the state of Nevada on January 12, 1999. The financial statements report comparative amounts in the Balance Sheet as at September 30, 1999, and the results of operations for the period ending September 30, 1999.

PART II

ITEM 1. LEGAL PROCEEDINGS.

To the best of the Company's knowledge, the Company is not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

There have been no changes in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no Submission of matters to a vote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information to report

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending September 30, 2000.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREEN DOLPHIN SYSTEMS CORPORATION


Date: January 25, 2000
                                   By:
                                   /s/ Nicholas Plessas
                                      Nicholas Plessas, President