Form 10QSB/A
period 2000-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2001-04-17
CIK 1110304

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
(Address of principal executive offices)                      (Zip Code)
                 Issuer's Telephone number: ( 888 ) 379-8693
Transitional Small business Disclosure Format (Check one): Yes [] No[x]


                                PART I

Item 1. FINANCIAL STATEMENTS

                     GREEN DOLPHIN SYSTEMS CORPORATION
                        INDEX TO FINANCIAL STATEMENTS





CONTENTS


Balance Sheets at September 30, 2000 (unaudited) and
December 31, 1999                                                3

Statements of operations for the three months and nine months
ended September 30, 2000 (unaudited) and 1999 (unaudited)        4

Statements of Changes in Stockholders' Equity                    5

Statements of Cash Flows for the nine months ended September
30, 2000 (unaudited) and 1999 (unaudited)                        6

Notes to Financial Statements                                    7-8

                       GREEN DOLPHIN SYSTEMS CORPORATION
                                BALANCE SHEETS



                                             Unaudited
                                            September 30     December
ASSETS                                          2000           1999
Current
Cash                                            $19,735        $6,930
Accounts receivable                              23,151         -
Inventory                                        43,908         3,831
Prepaid expenses                                  1,650         1,650
                                                 88,444        12,411
Fixed Assets
Shop equipment                                    9,391         9,633
Office furniture and equipment                    1,558         -
                                                 10,949         9,633
Less: Accumulated amortization                   (1,624)         -
                                                  9,325         9,633
Other Assets
Due from related company (note 4)                46,973           -
Trademarks and copyrights (net of amortization) 271,664       286,600
                                                318,637       286,600
                                               $416,406      $308,644

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current

Accounts payable and accrued liabilities        $15,885        $2,762
Long-term debt due in one year                   56,899        56,899
                                                 72,784        59,661
     Long-term
Long term debt, less current portion (Note 2)   100,000       100,000
                                                100,000       159,661
Stockholders' equity
Common Stock                                     19,899        11,513
Additional paid in capital                      329,691       194,077
Retained earnings (accumulated deficit)        (105,968)      (56,540)
                                                243,622       149,050
                                               $416,406      $368,372

The accompanying notes are an integral part of these unaudited financial statements.

                      GREEN DOLPHIN SYSTEMS CORPORATION
                          STATEMENTS OF OPERATIONS

                                             (Unaudited)        (Unaudited)
                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                      2000        1999     2000          1999

Sales                                 $145,041  $  8,295  $400,303   $  8,295

Cost of Sales                           67,737     6,331   169,243      6,331

Gross margin                            77,304     1,964   231,060      1,964

Expenses
Commissions                            144,000         -   144,000          -
Contract services                       23,932     4,200    73,918      4,200
Rent                                     8,816         -    20,534          -
Amortization and depreciation            5,541         -    16,626          -
Advertising, and promotion               3,589         -    12,141          -
Telephone                                1,044        96     3,548         96
Licenses and fees                            -         -     1,810          -
Office expense                             298       394     1,606        394
Utilities                                  419       190     1,501        190
Equipment costs                             51     2,101     1,252      2,101
Leasing costs                              269         -     1,248          -
Travel and entertainment                     -         -       862          -
Bank charges and interest                  265         9       731          9
Professional fees                          501         -       711          -
                                       188,725     6,990   280,488      6,990
Net Income before Taxes               (111,421)   (5,026)  (49,428)    (5,026)

Estimated income taxes                       -         -         -          -

Net loss                             ($111,421)  ($5,026) ($49,428)   ($5,026)

Earnings per share:
     Basic and diluted                  ($0.02)   ($0.01)    $0.00     ($0.01)

Net income (loss) and comprehensive
  income (loss) per common share        ($0.02)   ($0.01)    $0.00     ($0.01)

Basic and diluted weighted average
  shares outstanding                 7,007,977   513,060 13,392,601   513,060




The accompanying notes are an integral part of these unaudited financial statements.

                         GREEN DOLPHIN SYSTEMS CORPORATION
                  Statements of Changes in Stockholders' Equity
     Nine Months Ended September 30, 2000 and Year Ended December 31, 1999


                                              Additional
                               Common Stock    Paid-in   Accumulated
                            Shares     Amount  Capital    Deficit    Total

Initial capitalization,
January 12, 1999             513,060  $   513  $205,077  $          $205,590

Net Loss                                                    (56,540) (56,540)

Balance at
December 31, 1999            513,060      513   205,077     (56,540) 149,050

Issuance of common shares:
 For acquisition -
     February 2000        11,000,000   11,000   (11,000)                  -
     March 2000              385,640      386      (386)                  -
     For cash in
      connection with
      private placement,
      net of offering
      costs of $16,000     8,000,000    8,000   136,000              144,000

Net Loss for nine months                                    (49,428) (49,428)

                          19,898,700 $ 19,899  $329,691  $ (105,968)$243,622








The accompanying notes are an integral part of these unaudited financial statements.

                       GREEN DOLPHIN SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                          Unaudited          Unaudited
                                            2000               1999
Operating Activities
Net Income (Loss)                           ($49,428)         ($5,026)
Adjustments to reconcile
 net income to net cash
  Provided by operations
Amortization and depreciation                 16,560                -
Changes in non-cash working capital
Accounts receivable                          (23,151)               -
Inventory                                    (40,077)          (3,000)
Accounts Payable and accrued liabilities      13,123                -

      Net cash used in operating activities  (82,973)          (8,026)

Investment Activities
Acquisition of furniture and equipment        (1,249)               -
Purchase of trademarks and copyrights              -             (150)

      Net cash used in investing activities   (1,249)            (150)

Financing Activities
Sales of capital stock                       144,000                -
Advances from (to) related company           (46,973)          14,150

                                              97,027           14,150

   Net cash provided by financing activities  12,805            5,974

Cash, beginning of period                      6,930                -

Cash, end of period                          $19,735           $5,974







The accompanying notes are an integral part of these unaudited financial statements.

                    GREEN DOLPHIN SYSTEMS CORPORATION
                    NOTES TO THE FINANCIAL STATEMENTS
                            (Unaudited)

1.     Significant accounting policies

Basis of presentation
The financial statements include the accounts of the Company and its wholly owned subsidiary Green Dolphin Systems Corporation (a Nevada corporation). See
Note 2.

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Fixed assets and amortization
Fixed assets are recorded at cost. Amortization of the equipment is Recorded using the straight line method at 20% annually.

Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights
Trademarks and copyrights are recorded at cost and being amortized on a straight-line basis over a period of fifteen years.

2. Aquisition

On February 7, 2000 and in March 2000 Traveler's Infocenter, Inc. ("TIFC"), a Delaware corporation, completed the acquisition of all the outstanding stock of Green Dolphin Systems Corporation ("Nevada"), a Nevada corporation, in exchange for 11,385,640 shares of TIFC's common stock. TIFC was subsequently renamed Green Dolphin Systems Corporation ("Delaware"). As a result of the acquisition, Nevada became a subsidiary of Delaware. Upon consummation of the transaction the existing shareholders of Nevada held a majority of the voting power of Delaware. Accordingly, the acquisition has been accounted for as a reverse acquisition, pursuant to which Nevada is considered the acquiring company. As a result, the historical financials statements of Nevada are the continuing historical financial statements of the Company. The fair market value of the assets acquired and liabilities assumed of TIFC at the effective date of the acquisition are consolidated with the historical financial statements of Nevada using the purchase method of accounting. At the time of the acquisition, TIFC had no significant operations, liabilities or assets.

Concurrent with the acquisition, TIFC effected a reverse one (1) share for ten
(10) shares split of its then outstanding 5,130,600 shares so that the restated common shares outstanding were 513,060. Additionally, Delaware amended its corporate charter to authorize issuance of up to 100,000,000 shares of its common stock and restated the par value of its stock from $.01 per share to $.001 per share.

                    GREEN DOLPHIN SYSTEMS CORPORATION
                    NOTES TO THE FINANCIAL STATEMENTS
                                 (Unaudited)

3. Commitments

The company leases its administrative and warehouse space under an operating lease expiring on November 30, 2004.

The annual future minimum lease payments under the non-cancelable operating lease are as follows:
2001     $33,960
2002     $33,960
2003     $33,960
2004     $31,130

4.     Transactions with related companies

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. A substantial portion of the Company's historical sales have resulted from its relationship with Cananda. Sales are comprised as follows:

                                2000                     1999

Canada                        223,000                      -
Other customers               177,000                      -

In compensation for obtaining much of its customer base though Canada efforts, a one-time fee of $144,000 was paid in 2000 to the related company.

The long-term debt consists of an amount due to another related company (Canada II) sharing common ownership and management. The debt arose pursuant to an agreement dated April 21, 1999, whereby the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Canada II. The debt bears no interest and is unsecured.
Amounts due to and from a related company are unsecured, bear no interestand have no specific terms of repayment. Repayment will be dictated by the availability of cash.

The principals of Canada II have agreed to a right of offset towards the amount receivable of $46,973 from Canada, until such time as amount due from the related party is collected.

5. Stockholders' Equity

The Company has authorized 100,000,000 shares of its $.001 par value common stock. Shares issued and outstanding as of September 30, 2000 and 1999, were 19,898,700 and 513,060 respectively.

6.     Organization and comparative amounts

Green Dolphin Systems Corporation (the company) was organized under the laws of the state of Nevada on January 12, 1999. The financial statements report comparative amounts in the Balance Sheet as at September 30, 1999, and the results of operations for the period ending September 30, 1999.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception on January 12, 1999 through December 31, 1999 was $56,540. During the first nine months of 2000 operations, additional losses of $49,428 were realized. In the last quarter of 1999 management operating from a related company committed its expertise and market contacts to developing sales in Green Dolphin in Powell Tennessee. Consequently in the fourth quarter of 1999 Green Dolphin realized sales of approximately $400,000 most of which were sales to the related party.

Since December 31, 1999 the Company has effected certain efficiencies, including reducing the number of employees to eliminate marginal producers.
At the present time, operating revenues are insufficient to discharge current expenses and management believes, based on operations during the first nine months of 2000, that the Company will be report a small loss for the 2000 fiscal year. While sales increased substantially from 1999 levels in the first three quarters of 2000, the company also bore a one-time fee from the related company for expertise and related costs associated with developing the additional markets.

As indicated above, Green Dolphin is in the business of distributing water based, environmental and user friendly products in three primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,
(2) fire retardants suitable for use on fabrics, wood and other building materials, and
(3) non-slip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,
* 35% are derived from the sale of ceiling tile and wall restorer,
* 25% are from non-slip treatment, and
* 25% are produced from the sale of fire retardant products.
* 15% from other products

As revenues increase, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house sales personnel. Such increases will be effected only if warranted by increased revenues.

Green Dolphin believes there are significant market trends which are contributing to its increased sales.

The first is market recognition that the ceiling tile remediation products distributed by Green Dolphin can restore the appearance of these tiles and extend their presentable and useful life for up to seven years, forestalling the expenditure of millions of dollars for replacement.

The second is the increase in fire and building codes which are increasingly requiring wood, fabric and other construction and decorating materials to be fire-retardant treated. An example is NFPA Section 701 which now requires that all fabric materials, including drapes, fabric wall coverings, curtains and some furniture coverings must be treated with a fire retardant. In 1996, the NFPA Compendium for Revision of Fire Codes published an article explaining the tightened regulations adopted in Section 701. Green Dolphin's fire-retardant products have been tested to meet applicable fire code standards.

The third factor to have a very substantial effect on Green Dolphin's sales is the enactment of amendments to the American Disabilities Act to require non-slip treatment of floors in all public buildings. The non-slip products distributed by Green Dolphin are sprayed onto floors and worked into them by use of rotary buffers. After a few minutes, treated floors show significant resistance to slipping.

Finally, use of, water-bourne, environmentally and user friendly wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilized by trade professionals. Green Dolphin believes such publications reflect a market trend toward a preference for water-bourne stain products.

Green Dolphin is aggressively working to increase its markets by use of two primary devices.

First, it is increasing the size of its market for ceiling and wall cleaners, fire retardant and non-slip floor treatment products by aggressively working to increase the number of product distributors from the present level of twenty-five to thirty distributors by the end of the year. This is being done through increased participation in trade shows, trade journal advertising and face-to-face presentations.

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be a 15% projected gross revenue increase in 2000 over 1999. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects the revenue growth experienced in 2000 to continue into fiscal 2001 as a result of;

(1) increased tradeshow and trade journal advertising,
(2) increased sales by current dealers and distributors who have been appointed during the last few months,
(3)  appointment of additional dealers and distributors,
(4) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products.

The Company also expects to sign up at least two international agents during fiscal 2001. There is no known fact which would cause the expenses of operation to increase without more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on internal expansion based on earned revenues from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2001. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit. Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others.

(1) The uncertainty of additional financing;
(2) The start-up posture of the Company;
(3) The limited scope of the present market for the Company's products, and
(4) The early stage of execution of its business plan.

Furthermore, there is no present trading market for Green Dolphin shares, and development of such a trading market will likely be restricted by the application of the "Penny Stock Rules" which prohibit securities brokers from soliciting transactions in shares of small issuers whose shares are traded at prices below $5 per share.

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

                                   GREEN DOLPHIN SYSTEMS CORPORATION


Date: April 17, 2001
                                   By:/s/ Nicholas Plessas
                                   Nicholas Plessas, President