Form 10KSB
period 2000-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2001-05-10
CIK 1110304

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                          FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

Securities to be registered Under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

Common                         Not Applicable

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [ ] No [X]
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes [  ]      No [ X ]

      State issuer's revenues for its most recent fiscal year: $439,316

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.)       Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,878,700 common shares as of December 31, 2000.

PART I

Item 1. Description of Business.

The Company

As previously reported, Green Dolphin Systems Corp. (Green Dolphin) is a Delaware corporation whose principle place of business is at 2338 W. Beaver Creek Rd., Powell, TN 37849.

Green Dolphin is and has since 1999 been in the business of developing, testing, producing and marketing a line of specialty chemical products used for ceiling and wall cleaning, fabric protection, fire retardation applications, waterproofing, graffiti removal, smoke and odor elimination, non-slip protection, mold and mildew control and sanitization, and water based waterproofing solutions for wood, concrete and stonework. All of our active business operations are conducted through Green Dolphin Nevada, our wholly owned subsidiary. The Company believes all of its products and services combine high performance and cost effectiveness with environmental responsibility.

Principal products or services and their markets.

The Company's products, by brand name, are as follows:

RENEW 4000 -  a ceiling tile and wall restorer
GREEN DOLPHIN NON-SLIP - a slip resistant treatment for ceramic tile, marble, concrete, terrazzo and tile
PROTECTION PLUS 2000 - water and stain repellant
FIRE SATE 108 WOOD -  fire retardant for wood
FIRE SAFE 701 FABRIC - fire retardant for fabrics
PENTA SEAL 6F - cement adhesive binder
SHIELD KOTE -  water-proofer for wood
G.D. ORANGE CLEANER/DEGREASER -  all-purpose cleaner/degreaser
TURBO KLEEN -  concrete and stonework cleaner
G.D. GRAFFITI REMOVER - graffiti remover for protein and ink stains. ENVIRO-ZYME - active enzyme bacteria to eliminate smoke and odor from cellulose materials
LIQUID ENZYME - high concentrate of enzyme bacteria to eliminate malodors and pathogens in drains, septic tanks, and drainage tanks
ENVIRO-KLEEN SUPER - high concentrate restorer for floors, walls, stairways and basements
PURE-N-FRESH - odor eliminator for compactors, waste receptacles and recycling bins
AIR-O-KLEEN -  smoke and odor eliminator for airborne malodor and bacteria

The primary market we have targeted for distribution is our ceiling and wall cleaning, fabric protection, fire retardation, waterproofing, graffiti removal, smoke and odor eliminators and non-slip treatments includes large institutional clients where optimal environments are required such as hospitals and hotels, as well as high volume human traffic areas such as transit systems, government buildings and industrial and retail installations.

Distribution Methods of the Products:

Green Dolphin uses four channels of distribution for its products and services.

1. Dealers: Green Dolphin continues to be engaged in establishing a network of Dealers appointed to distribute Green Dolphin products and services in various geographic areas. Dealers sell Green Dolphin products to retail distributors and hire and train crews to install the products for end users.

To date, four dealers have been appointed, and negotiations are ongoing with six other potential dealers.

2. Industrial/Commercial: Green Dolphin is attempting to establish a network of Manufacturer Representatives to distribute the Company's products to large commercial and industrial end-users. There are presently two manufacturer's representatives in place.

3. Retail: Green Dolphin is presently selling retail products to hardware retailers, lumber yards, department stores and retail do-it-yourself centers, presently including six large chains including Wal-Mart, Home Depot, Castle Hardware and Sears.

4. International: Currently the Company is in negotiations for Exclusive Agency Distribution Agreements with established distribution companies in several countries which Management believes, will be able to generate product revenues during the next fiscal year. Two international dealership agreements are presently in place. Of primary importance is a Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which has produced and is expected to continue to produce a substantial percentage of the gross sales of Green Dolphin Products. See Note 4 to audited financial statements as of December 31, 2000.

Competition
There are numerous ceiling and wall cleaning, fabric protection, fire retardant, waterproofing, graffiti removal, smoke and odor elimination and non-slip products on the market. Many of these products are manufactured and distributed by major corporations with far greater financial and personnel resources, market acceptance, distribution networks and production capabilities than Green Dolphin. However, to the knowledge of the Company, there are few competing products, which perform as well, and are as environmentally safe as Green Dolphin Products. Green Dolphin believes it has a competitive advantage because it has uniquely combined lines of specialty products and services that may be offered to customers on a "supply and apply basis". Green Dolphin provides a one stop center for a broad range of products and services.

Green Dolphin is not dependent on one or a few major customers for the sale of its products except Green Dolphin Canada, a related entity. See Note 4, Financial Statements as of December 31, 2000.

Sources and availability of raw materials and the name of principal suppliers:

The Company manufactures approximately eight of its products in house and relies on third party contract blenders to produce the others. Greenway Chemical, Knoxville, Tennessee blends Renew 4000, Orange Cleaner Degreaser, Turbo Kleen, Graffiti Remover, Liquid Enzyme, Enviro-Kleen Super and Enviro-Zyme. Crown Chemical, Mississauga, Ontario blends all of those products plus Air-O-Kleen. There are no written contracts in place with these producers. This blending is done on an order contract basis. The raw materials used in products are widely available from numerous sources. There are numerous manufacturers in the United States and Canada capable of producing the items not manufactured in house. Green Dolphin does not foresee any difficulty in producing adequate product to meet demand in the foreseeable future.

Patents, Trademarks, licenses, franchises, concessions, royalty agreements or labor contracts:

Adolph Hochstim was issued the following United States Patents: Permanent elimination of Nuclear Waste, Unites Stated patent No. 4,721,596 issued January 26, 1988. Fireproofing of Plastic Pipes and Plastic Conduits. Flammadur E424 and Flammadur A77, United States Patent No. 4,721,256 issued January 2000. Hochstim is a member of the Board of Directors of Green Dolphin and has granted to the Company joint use of the patents. The license agreements require the Company to pay Hochstim a royalty of 7% of gross proceeds generated from products utilizing the patents. The Nuclear Waste Patent will be effective until 2007 and the Fireproofing of Plastic Pipes and Conduits patent will be effective until 2010.

The Company has the following Trademarks:

Green Dolphin
Fire Safe 108 Wood
Fire Poly NP-30 Paint
Safe-n-Dry
Rain Guard
Shield Kote
Secure-Step
Protection Plus 2000
Renew 4000

The name Green Dolphin has also been copyrighted.

Green Dolphin is not party to any labor contracts.

Need for Governmental approval of Principal Products or services:

The Company is not required to obtain governmental approval for any of its
products.   OSHA has established criteria, which must be met for products to comply with recent rules adopted under the American Disabilities Act. Independent testing has established that Green Dolphin Non-Slip meets those criteria. Industry criteria have been established for products sold as fire-retardants, fabric soil and stain repellants, and cement adhesive binder and water-proofer. Independent testing has established that Green Products in these areas meet applicable criteria.

Effect of Existing or Probable Governmental regulations on the Business:

The Company believes that all its products comply with existing government regulations. As a result, the Company does not anticipate that governmental regulations will have any effect on its business in the foreseeable future.

Research and Development Costs
Green Dolphin Systems Corporation has spent less than $2,000 in Research and Development for its products and services during 2000.

Costs and effects of compliance with environmental laws
Green Dolphin does not anticipate that it will incur any costs in the foreseeable future in complying with any state, federal or local environmental laws or administrative regulations.

Number of employees
The Company presently has the use of six full time employees and five part-time employees. However, at least four of the full time employees are sales and administrative personnel who are employed by Green Dolphin Canada.

ITEM 2.   DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. The Company currently is conducting business operations from two offices; a 6,400 square foot leased principal office located at 2338 W Beaver Creek Rd., Powell, Tennessee 37849. The Company also has the use of a a 4,000 square foot leased executive office located at 26 Voyager Court, South, Etobicoke, Ontario, Canada which is provided by Green Dolphin Canada.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of Green Dolphin, there are no legal matters pending against the Company, that is: there are no pending cases in which Green Dolphin is named as a party defendant, cross-defendant or counter-defendant. Furthermore, to the knowledge of management no person or business entity has indicated that it has any claim against Green Dolphin. Nor has any governmental agency or regulatory authority announced any intention to bring any court or administrative proceeding naming Green Dolphin as a party defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of Green Dolphin during the year 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present time there is no market for common shares, or any other common equity of Green Dolphin Systems Corporation.

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common equity of the registrant.

Green Dolphin has not agreed to register any common equity under the Securities Act for sale by any securities holder. However, Green Dolphin has issued 10,385,000 restricted common shares to eight stockholders without registration under the Act in reliance on the exemption from registration provided by 4(2) thereof. We do not believe any of these shares are eligible to be sold without registration under SEC Rule 144 under the Act because (1) none of the registered owners of the shares have established the two-year holding period required by paragraph (k) of the Rule; (2) all of the registered owners of the shares are affiliates of Green Dolphin, and (3) though all of these stockholders have established the one-year holding period required for the sale of limited quantities of the shares under rule 144, no broker dealers are presently making a market in Green Dolphin shares so as to permit sales in normal brokers transactions or to market makers as required by paragraphs (f) and (g) of Rule 144. However, if a trading market develops in Green Dolphin shares approximately eight stockholders will be entitled to sell restricted securities into that market, in limited amounts not exceeding 1% of the issued and outstanding shares of the Company each quarter, under Rule 144. Such sales would undoubtedly have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

(1) Green Dolphin intends to continue to execute the plan of operation described in Part I, Item 1 of this report during fiscal 2001. Green Dolphin will continue its efforts to increase its markets by use of two primary devices. First, it has increased its ability to market ceiling and wall cleaners, fire retardants and non-slip floor treatment products by aggressively working to increase the number of product distributors from twenty-five to approximately thirty during 2000. An additional number have been retained but have not yet ordered product. This effort continues through increased participation in trade shows, trade journal advertising and face-to-face presentations. Second, the Company continues to work toward setting up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. At the present time the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. The Company now has two manufacturer's representatives on line, has one international dealer signed up, and is presently selling products to six chains of commercial retailers.

   (i) Green Dolphin had gross income of $439,316 during fiscal 2000 and sustained a pre-tax operating loss of $93,024 during that year. We had expected to be slightly profitable in 2000. Our failure to meet that expectation is attributable to the fact that sales which were made in December, 2000 were not invoiced, delivered or paid until January of 2001. Taking these late receipts into account, the net results of operations during 2000 were approximately the same as in 1999, that is, we sustained only a small loss from operations.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future. There is no known factor, which would cause our expenses of operation to increase without more than corresponding increases in
revenues.    Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

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

     (ii) At the present time Green Dolphin is not devoting, and does not intend during the next year, to devote any significant effort or money to research or the development of new products. It has already developed a full product line and is devoting all of its efforts to increasing the markets for these existing products.

     (iii) The Company has the ability to produce or have produced all the products it can sell at the present time and believes these suppliers will be able to meet anticipated increases in demand. Accordingly, Green Dolphin has no plans to purchase plant or equipment in the foreseeable future.

     (iv) Green Dolphin does not expect the number of full time employees to increase during the next fiscal year; but it may employ additional part-time labor, as needed.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

     (i) Green Dolphin continues to believe that changes in fire codes, building safety codes and enhanced sensitivity to the environment will tend to increase the market share for its remediation, cleaning, non-slip and water-based stain products and concrete sealants. Revenues and profits did not vary significantly between 1999 and 2000. However, we believe that the market structuring efforts expended during the last year, coupled with the increase in dealers, installers and manufacturer's representatives may increase revenues and profits somewhat during fiscal 2001.

     (ii) As indicated, the Company believes it can continue as a going concern on the basis of existing and expected income from sales. It does not anticipate any external sources of liquidity and does not believe such external sources will be necessary to sustain operations.

     (iii) Green Dolphin does not have any existing commitments for capital expenditures.

     (iv) Other than the trends reported in subparagraph (i) above, we do not believe there are any trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.

     (v) There are no significant elements of income or loss that do not arise from Green Dolphin's continuing operations.

     (vi) Changes in income resulting profits and losses have not resulted in any material changes from period to period in one or more line items of the Company's financial statements.

     (vii) There are no seasonal aspects that had a material effect on Green Dolphin's financial condition or results of operation.

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others. (1) The fact that we have continued to operate at a substantial loss in the face of expectations that we would show a slight profit in fiscal 2000; (2) The uncertainty of additional financing; (3) the limited scope of the present market for the Company's products, and (4) the early stage of execution of our business plan.
Furthermore, there is no present trading market for Green Dolphin shares, and development of such a trading market will likely be restricted by the application of the Penny Stock Rules which prohibit securities brokers from soliciting transactions in shares of small issuers whose shares are traded at prices below $5 per share.

ITEM 7.  FINANCIAL STATEMENTS

Included herein are the following financial statements.
  (1) Audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended.

      (2) Audited balance sheet of Green Dolphin Systems Corporation (a Nevada corporation) as of December 31, 1999 and the related statements of income and cash flows for the period from inception ( January 12, 1999) to December 31, 1999

Report of Independent Auditors

To the Board of Directors and Stockholders
Green Dolphin Systems Corporation
Powell, Tennessee

We have audited the accompanying balance sheet of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Other auditors whose report dated February 10, 2000, expressed an unqualified opinion on those statements audited the financial statements of Green Dolphin Systems Corporation as of December 31, 1999.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


RODEFER MOSS & COMPANY, PLLC

Knoxville, Tennessee
April 2, 2001

                   GREEN DOLPHIN SYSTEMS CORPORATION
                                 Balance Sheets
                           December 31, 2000 and 1999

                                   ASSETS

                                                 2000          1999

Current Assets
   Cash                                        $13,054         $6,930
   Accounts receivable, net
       Trade customers                          14,274          -
       Trade, related company                   38,759          -
   Inventory                                    39,841          3,831
   Prepaid expenses                              1,650          1,650
             Total Current Assets              107,578         12,411

Property and equipment
   Shop equipment                                9,391          9,266
   Office furnishings and equipment              1,558            367
   Less: accumulated depreciation               (2,165)          -
                                                 8,784          9,633

Other Assets
   Trademarks and copyrights,
    net of amortization
    of $33,334 and $13,333                     266,664        286,667
                                               266,664        286,667

                                              $383,026       $308,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                          $ 31,339       $  2,762
    Accrued payroll and related taxes              456           -
    Due to related company                     151,205        156,899
              Total Current Liabilities        183,000        159,661


Stockholders' Equity
    Capital stock ($.001 par value,
     100,000,000 shares authorized,
     19,898,700 and 513,060
     issued and outstanding)                    19,899            513
    Additional paid-in capital                 329,691        205,077
    Accumulated deficit                       (149,564)       (56,540)
                                               200,026        149,050

                                              $383,026       $308,711

The accompanying notes are an integral part of these financial statements.

                    GREEN DOLPHIN SYSTEMS CORPORATION
                         Statements of Operations
                  Years Ended December 31, 2000 and 1999


                                                   2000             1999

Sales                                            $439,316         $471,539
Cost of Sales                                     276,348          273,528
Gross Profit                                      162,968          198,011

General and Administrative Expenses               255,992          254,551

Loss from Operations                              (93,024)         (56,540)

Net Loss Before Income Taxes                      (93,024)         (56,540)

Income Taxes                                         -                  -

Net Loss                                         $(93,024)        $(56,540)

Earnings per share:
     Basic and diluted                             ($0.01)        ($0.11)
     Basic and diluted weighted average
      shares outstanding                       15,032,494          513,060




The accompanying notes are an integral part of these financial statements.

                     GREEN DOLPHIN SYSTEMS CORPORATION
              Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2000 and 1999

                                               Additional
                                Common Stock     Paid-in  Accumulated
                             Shares     Amount   Capital   Deficit    Total

Initial capitalization,
January 12, 1999                513,060  $  513  $205,077  $         $205,590

Net Loss                                                     (56,540) (56,540)

Balance at December 31,1999     513,060     513   205,077    (56,540) 149,050

Issuance of common shares:
     For acquisition -
     February 2000           11,000,000  11,000   (11,000)                  -
     March 2000                 385,640     386      (386)                  -
     For cash in
      connection with
      private placement,
      net of offering
      costs of $16,000        8,000,000   8,000   136,000             144,000

Net Loss                                                     (93,024) (93,024)

                             19,898,700 $19,899   $329,691 $(149,564)$200,026




The accompanying notes are an integral part of these financial statements.

                     GREEN DOLPHIN SYSTEMS CORPORATION
                          Statements of Cash Flows
                   Years Ended December 31, 2000 and 1999


                                                    2000            1999

Operating Activities
    Net loss                                     $(93,024)        $(56,540)

    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization               22,168           13,333

     Changes in operating assets and liabilities:
       Increase in accounts receivable            (53,033)              -

     Increase in inventory                        (36,010)          (3,831)

     Decrease in prepaid expenses                      -            (1,650)

     Increase in accounts payable                  28,577            2,762

     Increase in accrued expenses                     456               -

     Net Cash Used in Operating Activities       (130,866)         (45,926)

Investing Activities
    Purchases of fixed assets                      (1,316)          (9,633)

Financing Activities
    Net repayments to related company              (5,694)        (143,101)
    Sales of common stock                         144,000          205,590
       Net Cash Provided by Financing Activities  138,306           62,489

Increase in Cash and Cash Equivalents               6,124            6,930

Cash and cash equivalents, beginning of year        6,930               -

Cash and cash equivalents, end of year            $13,054           $6,930


The accompanying notes are an integral part of these financial statements.

                      GREEN DOLPHIN SYSTEMS CORPORATION
                        Notes to Financial Statements
                          December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations Green Dolphin Systems Corporation ("The Company") was organized as a Delaware corporation on August 24, 1995. Its offices are located in Powell, Tennessee. The Company changed its name from Traveler's Infocenter, Inc. to Green Dolphin Systems Corporation on February 16, 2000. The Company was incorporated under the laws of the State of Delaware to engage in manufacturing and distributing a broad range of specialty chemicals throughout the world. See Note 2.

Basis of presentation The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Revenue Recognition Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2000 and 1999.

Use of Estimates The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over a period of fifteen years.

Property and Equipment Depreciation is primarily determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

Concentration of Credit Risk Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and a related company receivable (Note 4). The Company's customers are geographically dispersed but are concentrated in the cleaning industry.

The Company conducts a screening of potential customers before extending credit and generally does not require collateral for its trade receivables or for advances made to related companies.

Inventories consist of cleaning supplies and related cleaning products and are stated at the lower of cost (using the first-in, first-out method) or market.

Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Advertising Costs Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2000 and 1999 were approximately $15,700 and $17,706, respectively.

Income Per Share The Company has adopted SFAS 128, "Earnings Per Share". SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." The adoption of SFAS 128 did not have a material impact on the Company's reported EPS for any periods presented.

Fair Value of Financial Instruments Cash and cash equivalents, accounts and other receivable, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's borrowings and advances to related companies approximates the carrying value because of their recent origination, their potential for offset and because of the substantial settlement of these balances expected in the short-term.

Statement of Cash Flows Supplemental Disclosure The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible into cash without significant loss due to penalties to be cash equivalents. No interest or income taxes were paid during the years ended December 31, 2000. In 1999, the Company acquired trademarks in exchange for debt (Note 5).

Reclassifications Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - ACQUISITION
On February 7, 2000 and in March 2000 Traveler's Infocenter, Inc. ("TIFC"), a Delaware corporation, completed the acquisition of all the outstanding stock of Green Dolphin Systems Corporation ("Nevada"), a Nevada corporation, in exchange for 11,385,640 shares of TIFC's common stock. TIFC was subsequently renamed Green Dolphin Systems Corporation ("Delaware"). As a result of the acquisition, Nevada became a subsidiary of Delaware. Upon consummation of the transaction the existing shareholders of Nevada held a majority of the voting power of Delaware. Accordingly, the acquisition has been accounted for as a reverse acquisition, pursuant to which Nevada is considered the acquiring company. As a result, the historical financial statements of Nevada are the continuing historical financial statements of the Company. The fair market value of the assets acquired and liabilities assumed of TIFC at the effective date of the acquisition are consolidated with the historical financial statements of Nevada using the purchase method of accounting. At the time of the acquisition, TIFC had no significant operations, liabilities or assets.

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

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. A substantial portion of the Company's historical sales has resulted from its relationship with Canada. Sales are comprised approximately as follows:

                                 2000                    1999
     Canada                    $234,000               $453,000
Other customers                 205,000                 18,000

In compensation for obtaining much of its customer base through Canada efforts, a one-time fee of $144,000 was paid in 2000 to the related company.

"Due to related company," included on the balance sheets at December
31, 2000 and 1999 as $151,205 and $156,899, respectively, consists of amounts due to another related company (Canada II) sharing common ownership and management. The debt arose pursuant to an agreement dated April 21, 1999, whereby the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Canada II. The debt bears no interest and is unsecured.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

The principals of Canada II have agreed to a right of offset towards the amount receivable of $38,759 from Canada, until such time as the amount due from the Canada is collected.

NOTE 5 - COMMITMENTS

The company leases its administrative and warehouse space under a lease expiring on November 30, 2004. The annual future minimum lease payments under this non-cancelable operating lease are as follows:

                         2001      $33,960
                         2002       33,960
                         2003       33,960
                         2004       31,130

Under terms of a non-cancelable operating lease for the use of a vehicle, the Company's future minimum lease payments are:
                         2001      $ 5,088
                         2002        5,088
                         2003        4,240

Rent expense totaled $29,387 and $2,397 in 2000 and 1999, respectively.

NOTE 6 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. The Company has available net operating loss (NOL) carry forwards, expiring at various dates through 2020, of approximately $1,400,000. These carry forwards may be used to offset future taxable income.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2000 and 1999 arising from its NOL carry forwards

The income tax (provision) benefit for the years ended December 31, 2000 and 1999, consisted of the following:

                                           2000             1999

     Net operating loss carry forwards       $ 35,000          $ 21,000
     Change in valuation reserve              (35,000)          (21,000)
     Total                                   $      -          $      -

Total deferred tax assets at December 31, 2000 and 1999 consist of the following:

                                           2000             1999

     Deferred tax assets                         $532,000      $497,000
     Valuation reserve                           (532,000)     (497,000)
     Total                                       $      -      $    -

 NOTE 7 - STOCKHOLDERS' EQUITY

In February 2000, concurrent with the acquisition discussed in Note 2, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock and the par value was restated from $.01 per share to $.001. In June 2000, the Company issued 8,000,000 shares of common stock for proceeds of $144,000, net of offering costs of $16,000 in connection with a private placement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:

Name                           Age      Position             Date Held

Nicholas Plessas               47       President/CEO       January 1999
126 John St.                            director
Toronto, Ontario
M9N 1J8

Thomas J. Rowen                44       Vice President      January 1999
39 Redmond Drive                        Secretary
Ajax, Ontario                           Director
L1S 5R8

Maxwell J. LaBrooy             50       Vice President      January 1999
3717 Stonegate Lane
Powell, TN  37849

Adolf R. Hochstim              73       Director            January 1999
5455 Sylmer Avenue, #2505
Sherman Oaks, CA

William P. Kefalas             60       Director            February 2000
55 Stevenson Street, N
Guelph, Ontario

Robert J. McDonald             73       Director            January 1999
4 Lakewood Drive
Waverly, Nova Scotia
BON 250

NICHOLAS PLESSAS has completed a Masters in Environmental Science in 1980 and has been engaged in developing and producing applied environmental solutions since 1983 Mr. Plessas served as President of Penta Deltex Ltd. From October 1986 through December 1998 where his primary function was Director of operations. Mr. Plessas spearheaded Corporate growth and development of over 65 specialty chemical and consumer products. Since January 1999 he has been a director, and President of Green Dolphin Systems Nevada and was appointed, and subsequently elected a director of Green Dolphin Delaware, previously Traveler's Infocenter, Inc., in February 2000 immediately prior to its acquisition of Green Dolphin Nevada. He is the President and CEO of the Green Dolphin companies.

THOMAS J. ROWEN received a Masters in Business Administration in 1986. From 1990 to 1995 he served as Vice President of TML Industries Limited of Pickering, Ontario as Director of Marketing. The primary function at TML was to oversee day-to-day operations of the Company including the administration, sales, manufacturing and distribution divisions. In May 1996 he left TML and founded ESN packaging Services, a Company involved in developing, packaging
and introducing new consumer products to the retail market.   In January 1999
he left ESN Packaging and joined Green Dolphin Nevada as a director and officer. His present duties include supervision of marketing and sales.

MAXWELL J. LABROOY. From 1985 through January of 1999 Mr. LaBrooy was President of Interior Environmental Systems, Inc., a company located in Knoxville, Tennessee which was in the ceiling tile and wall application and cleaning business. Mr. LaBrooy was in charge of, and produced significant increases in domestic and international sales. During his tenure there, he setup manufacturing plants in Japan, South Korea, Canada and Mexico. He left Environmental Systems in January 1999 to become Vice President of operations for Green Dolphin Nevada. In February 2000 he was also elected Vice President of Green Dolphin Delaware.

DR. ADOLF R. HOCHSTIM.   Dr. Hochstim received his Doctrine in Physics from
the University of Florida in 1960. Over the years he has published 18 books and articles and is a member of 9 Science Associations and has served as a consultant for NASA. For more than the last five years, he has been self-employed as a contract consultant for numerous chemical companies. He joined Green Dolphin Nevada in January 1999 and has served as a consultant in the area of research and development.

WILLIAM P. KEFALAS.   Mr. Kefalas graduated with a Master of International
Business in 1972 from the University of Chicago and since that time has experience with International business development in various countries. From 1982 to the present Mr. Kefalas has served as President and CEO of Commerciantes Financiers Corp, an International consulting and financial corporation representing business and development firms worldwide for resort and hotel developments. In February 2000 Mr. Kefalas joined Green Dolphin as a Director and serves the Company in the capacity of Business Strategist for Mergers and Acquisitions.

ROBERT J. MCDONALD has owned and operated many successful businesses over the
past 40 years.   From 1962 through 1992  Mr. McDonald owned and operated one of the largest Chevrolet Dealerships in Nova Scotia, Canada with sales of over $100 million. He has been honored by Time Magazine as an Entrepreneur of the Year for managing the most profitable and effective organizations. Since then he has been semi-retired but remained active as a self-employed business consultant. He joined Green Dolphin Nevada in January, 1999 as a Director. He is an outside director with no active role in the conduct of its affairs.

None of the officers or directors of the Company are officers, directors or affiliates of any other reporting companies.

To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:
               1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or with two years prior to that time;

               2) Had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

              3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

              4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.
The following table sets forth the Executive compensation to executives currently being paid by Green Dolphin Systems Corporation or Green Dolphin Canada. It does not have any pension, profit-sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

Name                        Year      Salary    Bonus
Principal
Position

Nicholas Plessas              2000      25,000     0
President/CEO/Director

Thomas J. Rowen               2000      39,000     0
Vice President/Secretary
Director

Maxwell Labrooy               2000      39,000     0
Vice President

Dr. Hochstim receives $100 per hour for consulting the company when needed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 19,898,700 issued and outstanding shares of the Company as of September 30, 2000.

Title               Name and Address      Amount and Nature    Percent of
of class            of Beneficial Owner   of Beneficial        Class

Common            Nicholas Plessas        6,685,000 shares         58.1%
                  126 John St.
                  Toronto, Ontario
                  M9N 1J8
Common            Thomas J. Rowen         1,000,000 shares          8.7%
                  39 Redmond Drive
                  Ajax, Ontario
                  L1S 5R8
Common            Maxwell J. LaBrooy        300,000 shares          2.6%
                  3717 Stonegate Lane
                  Powell, TN  37849
Common            Adolf R. Hochstim         100,000 shares           .09%
                  5455 Sylmer Avenue, #2505
                  Sherman Oaks, CA
Common            William P. Kefalas        150,000 shares           1.3%
                  55 Stevenson Street, N
                  Guelph, Ontario
Common            Robert J. McDonald        150,000 shares           1.3%
                  4 Lakewood Drive
                  Waverly, Nova Scotia
                  BON 250
Common   Officers and Directors           8,385,000 shares          72.8%
                as a Group
Common     862036 Ontario Ltd.            1,000,000 shares           8.7%
           35 San Remo Rd.
           Woodbridge Ontario
           L4H 1K5
Common     978905 Ontario Ltd.            1,000,000 shares           8.7%
           8185 Yonge St
           Suite 200
           Thornhill, Ontario

None of the foregoing have any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2000 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

Item 13.  Index to Exhibits

Item                                                                    Page
Exhibit (3)(ii) By-Laws of Green Dolphin Systems Corporation              23
Exhibit (13)    The following Quarterly Reports on Form 10-Q
                are incorporated by reference:
                 Form 10-Q for the quarter ended June 30, 2000
                 Form 10-QSB for the quarter ended September 30, 2000
                 Form 10-QSBA for the quarter ended September 30, 2000

                               SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREEN DOLPHIN SYSTEMS CORPORATION



Date: April 26, 2001
                                           By:/s/ Nicholas Plessas
                                           Nicholas Plessas, President

Exhibit (3)(ii)

BY-LAWS OF
TRAVELER'S INFOCENTER, INC.
(A Delaware Corporation)

ARTICLE 1
Meetings of Stockholders
1.     Annual Meeting.
The annual meeting of the stockholders of Traveler's Infocenter, Inc. (hereinafter called the "Corporation") for the election of directors and for the transaction of such other business as may come before the meeting shall be held in the fifth month forthwith, the close of the Corporation's fiscal year, at such date and time as shall be designated by the Board or Chairman of the Board or the President,, or at such other date and time as the Board shall designate.

2.     Special Meeting
Special meetings of the stockholders, unless otherwise prescribed by statute, may be called at any time by the Board or the Chairman of the Board or the President. The Board of Directors shall call a special meeting of the stockholders -when requested in writing. by stockholders holding not less than 20% of the outstanding stock of the corporation; such written request shall state the object of the meeting proposed to be held.

3.     Notice of Meetings
Notice of the place, date and time of the holding of each annual and special meeting of the stockholders and, in the case of a special meeting, the purpose or purposes thereof shall be given personally or by mail in a postage prepaid envelope to each stockholder entitled to vote at such meeting, not less than ten (10) nor more than sixty (60) days before the date of such meeting, and, if mailed, it shall be directed to such stockholder at his address as it appears on the records of the Corporation, unless he shall have with the Secretary of the Corporation a written request that notices to him be mailed to some other address, in which case it shall be directed to him at some other address. If mailed, such notice shall be deemed to be delivered when deposited in United States mail so addressed with postage thereon prepaid. Notice of any meeting of stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy and shall not, at the beginning of such meeting, object to the transaction of any business because the meeting is not called or convened, or who shall, either before or after the meeting, submit a signed waiver of notice, in person or by proxy. Unless the Board shall fix after the adjournment a new record date for an adjourned meeting, notice of such adjourned meeting need not be given if the time and place to which the meeting shall be adjourned were announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

4.     Place of Meetings.

Meetings of the stockholders may be held at such place, within or without the State of Delaware, as the Board or other officer calling the same shall specify in the notice of such meeting, or in a duly executed waiver of notice thereof.

5.    Quorum

At all meetings of the stockholders the holders of a majority of the votes of the shares of stock of the Corporation issued and outstanding and entitled to vote shall be present in person or by proxy to constitute a quorum for the transaction of any business, except when stockholders are required to vote by class, in which event a majority of the issued and outstanding shares of the appropriate class shall be present in person or by proxy, or except as otherwise provided by statute or in the Certificate of Incorporation- In the absence of a quorum, the holders of a majority of the votes of the shares of stock present in person or by proxy and entitled to vote, or if no stockholder entitled to vote is present then any officer of the Corporation may adjourn the meeting from time to time. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called.-

6.     Organization.

At each meeting of the stockholders the Chairman of the Board, or in his absence or inability to act, the President or in the absence or inability to act of the Chairman of the Board and the President, a Vice President, or in the absence of all the foregoing, any person chosen by a majority of those stockholders present shall act as chairman of the meeting. The Secretary, or, in his absence or inability to act, the Assistant Secretary or any person appointed by the chairman of the meeting, shall act as secretary of the meeting and keep the minutes thereof.

7.     Order of Business

The order of business at all meetings of the stockholders shall be as determined by the chairman of the meeting.

8.

Except as otherwise provided by statute, the Certificate of Incorporation, or any certificate duly filed in the office of the Department of State of Delaware, each holder of record of shares of stock of the Corporation having voting power shall be entitled at each meeting of the stockholders to one vow for every share of such stock standing in his name on the record of stockholders of the Corporation on the date fixed by the Board as the record date for the determination of the stock-holders who shall be entitled to notice of and to vote at such meeting; or if such record date shall not have been so fixed, then at the close of business on the day preceding the day on which the meeting is held; or each stockholder entitled to vote at any meeting of stockholders may authorize another person or persons to act for him by a proxy signed by such stockholder or his attorney-in-fact. Any such proxy shall be delivered to the secretary of such meeting at or prior to the time designated in the order of business for so delivering such pro)des. No proxy shall be valid after the expiration of three years from the date thereof, unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Stockholder executing it except in those cases where an irrevocable proxy is permitted by law. Except as otherwise provided by statute, these By-Laws, or the Certificate of Incorporation any corporate action to be taken by vote of the stockholders shall be authorized by a majority of the total votes, or when stockholders are required to vote by class by a majority of the votes of the appropriate class, cast at a meeting of stockholders by the holders of shares present in person or represented by proxy and entitled to vote on such Unless required by statute, or determined by the chairman of the meeting to be advisable, the vote on any question need not be by written ballot On a vote by written ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and shall state the number of shares voted.

9.     List of Stockholders

The officer who has charge of the stock ledger of the Corporation, or the transfer agent of the Corporation's stock, There be one then acting, shall prepare and make, at least ten days be every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, at the place where the meeting is to be held, or at the office of the transfer agent. The list shall also be produced and kept at the time: and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

The Board may, in advance of any meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If the inspector shall not be appointed or if any of them shall fail to appear or act, the chairman of the meeting may, and on the request of any stockholder entitled to Vote thereat shall appoint inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, how and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as am proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting or any stockholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them No director or candidate for the office of director shall act as inspector of an election of directors. Inspectors need not be stockholders.

Consent of Stockholder

Unless otherwise provided in the Certificate of Incorporation, any action required by Subchapter VII of the General CORPORATIONS Law, to be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote if a consent or

Consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes tat would be necessary to authorize or take such action at,a meeting at which all shares entitled to vote thereon were present and voted and should be delivered to the corporation by delivery to its registered office in this State, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded Delivery made to a corporation's' registered office shall be by hand or by certified or registered mail, return receipt requested.

ARTICLE H
Board of Directors

General Powers.

The business and affairs of the Corporation shall be managed by the Board-The Board may exercise all such authority and powers of the Corporation and do all such lawful art and things as are not by statute or the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

2.      Number of directors

The number of directors of the Corporation shall- be fixed from time to time by the vote of a majority of the entire Board then in office and the number thereof may thereafter by like vote be increased or decreased to such greater or lesser number (not less than three) as may be so provided, subject to the provisions of Section 11 of this Article II. All of the directors shall be of full age and need not be stockholders. Except as otherwise provided by statute or these By-Laws, the directors shall be elected at the annual meeting of the stockholders for the election of directors at which a quorum is present, and the persons receiving a plurality of the votes cast at such meeting shall be elected. Each director shall hold office -until the next annual meeting of the stockholders and until his successor shall have been elected and qualified, or un-61 his death, or until he shall have resigned, or have been removed, as hereinafter provided in these By-Laws, or as otherwise provided by statute or the Certificate of Incorporation-

3.     Place of Meetings

Meetings of the Board may be held at such place, within or without the State of Delaware, as the Board may from time to time determine or as shall be specified in the notice or waiver of notice of such meeting.

4.     Annual Meeting

The Board shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of the stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. Such meeting may be held at any other time or place (within or without the State of Delaware) which shall be specified in a notice thereof given as hereinafter provided in Section 7 of this Article H.

5.      Regular Meetings.
Regular meetings of the Board shall be held at such time and place as the Board may from time to time determine- If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, the the meeting which would otherwise be held on that day shall be held at the same hour on the next succeeding business day. Notice of regular meetings of the Board need not be given except as otherwise required by statute or these By-Laws.

6.     Special Meetings.

Special meetings of the Board may be caused by two or more directors of the Corporation or by the Chairman of the Board or the President.

7.     Notice of Meeting

Notice of each special meeting of the Board (and of each regular meeting for which notice in shall be required) shall be given by the Secretary as hereinafter provided this Section 7, in which notice shall be stated the time and place (within or without the State of Delaware) of the meeting. Notice of each such meeting shall be delivered to each director either personally or by telephone, telegraph, cable or wireless, at least twenty-four hours before the time at which such meeting is to be held or by first-class mail, postage prepaid, addressed to him at his residence, or usual place of business, at least three days before on which such meeting is to be held. If mailed, such notice shall be deemed to be delivered when deposited in than, United States mail. Notice of any such meeting need not be given to any director who shall, either before or after the meeting, submit a signed waiver of notice or who shall attend such meeting without protesting, prior to or at its commencement, the lack of notice to him. Except as otherwise specifically required by these By-Laws, a notice or waiver of notice of any regular or special meeting need not state the purposes of such meeting.

8.     Quorum and Manner of Acting.

A majority of the entire Board shall be present in person at any meeting of the Board in order to constitute a quorum for the transaction of business at such meeting, and, except as otherwise expressly required by statute or the Certificate of Incorporation, the act of a majority of the directors present at any meeting at which a quorum is present shall be the art of the Board. Any one or more members of the Board or any committee thereof may participate in a meeting of the Board or such committee by means of 'a conference telephone. or similar communications equipment allowing all participants in the meeting to hear each other at the same time and participation by such means shall constitute presence in person at a meeting. In the absence of a quorum at any meeting of the Board, a majority of the directors present thereat, or if no director be present the Secretary, may adjourn such meeting to another time and place, or such meeting, unless it be the annual meeting of the Board, need not be held. At any adjourned meeting at which a quorum is present, any business may be absent which might have been transacted at the meeting as originally called. Except as provided in Article III of these By-Laws, the directors shall act only as a Board and the individual directors shall have no power as such.

9.     Organization.

At each meeting of the Board, the Chairman of the Board (or, in his absence or inability to act the President or, in his absence or inability to act another director chosen by a majority of the directors present) shall act as chairman of the meeting and preside thereat The Secretary (or, in his absence or inability to act, any person appointed by the chairman) shall act as secretary of the meeting and keep the minutes thereof.

10.  Resignations.

Any director of the Corporation may resign at any time by giving written notice of his resignation to the Board or Chairman of the Board or the President or the Secretary. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

11.  Vacancies.

Vacancies, including newly created directorships, may be filled by a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in this Section for the filling of other vacancies.

12.     Removal of Directors.

Except as otherwise provided in the Certificate of Incorporation or in these By-Laws, any director may be removed, either with or without cause, at any time, by the affirmative vote of a majority of the votes of the issued and outstanding shares of stock entitled to vote for the election of the stockholders called and held for that purpose, or by a majority vote of the ]Board of Directors at a meeting called for such purpose, and the vacancy in the Board caused by any such removal may be filled by such stockholders or directors, as the case may be, at such meeting, and if the stockholders shall fail to fill such vacancy, such vacancy shall be filled in the manner as provided by these By-Laws.

13.     Compensation.

The Board shall have authority to fix the compensation, including fees and reimbursement of expenses, of directors for services to the Corporation in any capacity, provided no such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

14.     Action by the Board

To the extent permitted under the laws of the State of Delaware, any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filled with the minutes 'of the proceedings of the Board or committee.

ARTICLE III
Executive and Other Committees

The Board may, by resolution passed by a majority of the whole Board, designate one or more committee, each committee to consist of two or more of the directors of the Corporation. The Board may designate on,: or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the Committee. Any such committee, to the provided in the, resolution, shall have -and may exercise the powers of the Board ill the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; Provided, however, that in the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member. Each committee shall keep minutes of its proceedings and shall report such minutes to the Board when required. All such proceedings shall be subject to revision or alteration by the Board, provided, however, that third parties shall not be prejudiced by such revision or alteration, A majority of any committee may determine its action and fix the time and place of its meetings, unless the Board shall otherwise provide.

Notice of such meetings shall be given to each member of the committee in the manner provided for in Article II, Section 7. The Board shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve any such committee. Nothing herein shall be deemed to prevent the Board from appointing one or more committees consisting in whole or in part of persons who are directors of the Corporation; provided, however, that no such committee shall have or may exercise any authority of the Board.

ARTICLE.IV
Officers

Number and Qualifications.

The officers of the Corporation shall include the Chairman of the Board, the President, one or more Vice Presidents (one or more of whom may be designated Executive Vice President or Senior Vice President), the Treasurer, and the Secretary. Any two or more offices may be held by the same person. Such officers shall be elected from time to time by the Board, each to hold office until the meeting of the Board following the next annual meeting of the stockholders, or until its successor shall have been elected and shall have qualified, or until his death, or until he shall have resign or have been removed, as hereinafter-provided in these By-Laws. The Board may from time to time elect a Vice Chairman of the Board, and the Board may from time to time elect, or the Chairman of the Board, or the Preside may appoint, such other officers (including one or more Assistant Vice Presidents, Assistant Secretaries, and Assistant Treasurers), as may be necessary or desirable for the business of the Corporation- Such other officers and agents shall have such duties and shall hold their offices for such terms as may be prescribed by the Board or by the appointing authority.

2.     Resignation.

Any officer of the Corporation may resign at any time by giving written notice of his resignation to the Board, the Chairman of the Board, the President or the Secretary. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein:), immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

3.     Removal.
Any officer or agent of the Corporation may be remove either with or without cause, at any time, by the vote of the majority of the entire Board at any meeting of the Board or, except By the case of an officer or agent elected or appointed by the Board, by the Chairman of the Board or the President. Such removal shall be without prejudice to the continual rights, if any, of the person so removed.

4.     Vacancies.

A vacancy in any office, whether arising from death, resignation, removal or any other cause, may be filled for the unexpired portion of the term of the office which shall be vacancy in the manner prescribed in these By-Law' s for the regular election or appointment to such office.

5.     The Chairman of the Board

The Chairman of the Board, if one be elected, shall, ff present, preside at each meeting of the stockholders and of the Board and shall be an official member of all committees of the Board. He shall perform all duties incident to the office of Chairman of the Board and such other duties as may from time to time be assigned to him by the Board.

6.     The Vice Chairman of The Board

The Board, if one be-elected, shall have such powers and perform all such duties as from time to time may be assigned to him by the Board or the Chairman of the Board and, unless otherwise provided by the Board, shall in the case of the absence Or inability to act of the Chairman of The Board, therefrom duties of the Chairman of the Board and when so acting shall have all the powers of, and be subject to all the restrictions upon, the Chairman of the Board.

6.     The President.

The President shall be the chief operating and executive officer of the Corporation and shall have general and active supervision and direction over the business and affairs of the Corporation and over its several officers, subject however, to the direction of the Chairman of the Board and the control of the Board. If no Chairman of the Board is elected, or at the request of the Chairman of the Board, or in the case of his absence or inability to act, unless there be a Vice Chairman of the Board so designated to act, the President -shall perform the dudes of The Chairman of the Board and when so acting shall have all the powers of, and be subject to all the restrictions upon, the Chairman of the Board. He shall perform all duties incident to the office of President and such other duties as from time to time may be assigned to him by the Board or the Chairman of the Board.

7.     Vice President

Each Executive Vice President, each Senior Vice President and each Vice President shall have such powers and perform all such duties as from time to time may be assigned to him by the Board, the Chairman of the Board, or the President They shall, in the order of their seniority, have the power and may perform the duties of the Chairman of the Board and the President

8. Treasurer

The Treasurer shall be the chief Financial officer of the Corporation and shall exercise general supervision over the receipts custody of

Corporate funds. He shall have such officer powers and duties s may be conferred upon him from time to time by the President or the Board of Directors. He shall perform the duties of controller if no one is elected to that office.

9.     The Secretary.

The Secretary shall
(a) keep or cause to be kept in one or more books provided for the purpose, the minutes of all meetings of the Board, the committees of the Board and the stockholders;

(b) see that all notices are duly given in accordance with the provisions of these By-Laws and as required by law,

(c) be custodian of the records and the seal of the Corporation and affix and attest the seal to all stock certificates of the Corporation (unless the seal be affixed, as hereinafter provided) and affix and attest the seal to all other documents to be executed on behalf of the Corporation under its seal;

(d) see that the books, reports, statements, certificates and other documents and records required by law to be kept and filed are properly kept and filed, and

(e) in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board, the Chairman of the Board, or the President

10.     Officers

If required by the Board, any officer of the Corporation shall give a bond or other security for the faithful performance of his duties, in such amount and with such surety or sureties as the Board may require.

The compensation of the officers of the Corporation for their services as such officers shall be fixed from time to time by the Board, provided, however, that the Board may delegate to the Chairman of the Board or the President the power to fix the compensation of officers and agents appointed by the Chairman of the Board or the President, as the case may be. An officer of the Corporation shall not be prevented from receiving compensation by reason of the fact that he is also a director of the Corporation, but any such officer who shall also be a director shall not have any vote in the determination of the amount of compensation paid to him.

11.  Indemnification

The Corporation shall, to the fullest extent permitted by the laws of the state of incorporation, indemnify any and all persons whom it shall have power to indemnify against any and all of the costs, expenses, liabilities or other matters incurred by them by reason of having been officers or directors of the Corporation, any subsidiary of the Corporation or of any other corporation for which he acted as officer or director at the request of the Corporation.


ARTICLE VI
Contracts, Checks, Drafts, Bank Account, etc.

Except as otherwise required by statute, the Certificate of Incorporation or these By-Laws, any contracts or other instruments may be executed a-ad delivered in the and on behalf of the Corporation by such officer or officers (including any assistant officer) of the Corporation as the Board may from time to time direct. Such authority may be general or confined to specific as the Board may determine. Unless authorized by the Board or expressly permitted by these By-Laws, an officer or agent or employee shall not have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it peculiarly liable for any purpose or to any amount.

2.     Loans
Unless the Board shall otherwise determine, either (a) the Chairman of the Board, the Vice Chairman of the Board or the President singly, or (b) a Vice President, together with the Treasurer, may effect loans and advances at any time for the Corporation or guarantee any loans and advances to any subsidiary of the Corporation, from any bank, trust company or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, or guarantee of indebtedness of subsidiaries of the Corporation, but no officer: or officers shall mortgage, pledge, hypothecate or transfer any securities or other property of the Corporation, except when authorized by the Board.

3.     Check, Drafts, etc.

All checks, drafts, bills of exchange or other orders for the payment of money out of the funds of the Corporation, and all notes or other evidences of indebtedness of the Corporation, shall be signed in the name and on behalf of the Corporation by such persons and in such manner as shall from time to time be authorized by the Board.

4.     Deposits.

All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board may from time to time-designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may from time to time be delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, checks, drafts and other orders for the payment of money which are payable to the order of the Corporation may be endorsed, signed and delivered by any officer or agent of the Corporation, or in such manner as the Board may determine by resolution.

5.  General and Specific Bank Accounts

The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, companies or other depositories as the Board may designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may from time to time be delegated by the Board'. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-Laws, as it may deem expedient.

6.     Proxies in Respect of Securities, of Other Corporations.

Unless otherwise provided by resolution adopted by the Board of Directors, the Chairman of the Board, the President, or a Vice President may from time to time appoint an attorney or attorneys or agent or agents, of the corporation, in the name and on behalf of the Corporation to cast the votes which the Corporation may be entitled to cast as the holder of stock or other securities in any other corporation, any of whose stock or other securities may be held by the Corporation, at meetings of the holders of the stock or other securities of such other corporation, or to consent in writing, in the-name of the Corporation as such holder, to any action by such other corporation, and may the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper in the premises.

ARTICLE VII
Shares, Etc.

1.     Stock Certificates.

Each holder of shares of stock of the Corporation shall be entitled to have a certificate, in such form as shall be approved by the Board, certifying the number of shares of the Corporation owned by him. The certificates representing shares of stock shall be signed in the name of the Corporation by the Chairman of the Board or the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and scaled with the seal of the Corporation (each seal may be a facsimile, engraved or printed); provided, however, that where any such certificate is countersigned by a transfer agent other than the, Corporation or its employee, or is registered by a registrar other .than the Corporation or one of its employees, the signature of the officers of the -Corporation upon such certificates may be facsimiles, engraved or printed. in case any officer who shall have signed or whose facsimile signature has been placed upon such certificates shall have ceased to be such officer before such certificates shall be issued, they may nevertheless be issued by the Corporation with the same effect as if such officer were still in office at the date of their issue.

2.     Books and records of the company.

The books and records of the Corporation may be kept at such places within or without the state of corporation as the Board of Directors may from time to time determine. The stock record books and the blank stock certificate books shall be kept by the Secretary or by any other officer or agent designated by the Board of Directors.

3.     Transfer of shares

Transfers of shares of stock of the Corporation shall be made on the stock records of the Corporation only upon authorization by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary or with a transfer agent or transfer clerk, and on surrender of the certificate or certificates for such shares properly endorsed or accompanied by a duly executed stock transfer power and the payment of all taxes thereon- Except as otherwise provided by law, the Corporation shall be entitled to recognize the exclusive right of a person in whose name any share or sham stand on the record of stockholders as the owner of such sham or shares for all purposes, including, without limitation, the right to receive dividends or other distributions, and to vote as such owner and the Corporation may hold any such stockholder of record liable for calls and assessments and the Corporation shall -not be bound to recognize any equitable or legal claim to or interest in any such share or shares on the part of any other person whether or not it shall have express or other notice thereof Whenever any transfer of shares shall be made for collateral security and not absolutely, and both the transferor and transferee request the Corporation to do so, such fact shall be stated in the entry of the transfer.

4.     Regulations

The Board may make such additional rules and regulations, not inconsistent with these By-Laws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation. It may appoint or authorize any officer or officers to appoint, one or more transfer agents or one or more transfer clerks and one or more registrars and may require all certificates for shares of stock to bear the signature or signatures of any of them.

5.   Lost or destroyed Certificates.

The holder of any certificate representing shares of stock of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of such certificate, and the Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it which the owner thereof shall allege to have been lost, stolen,, or destroyed or which shall have been mutilated, and the Board may, in its discretion require such owner or his legal representative to give the Corporation a bond in such sum, limited or unlimited, and in such form and with such surety or as the Board in its absolute discretion shall determine, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft, or destruction of any such certificate, or the issuance of a new certificate. Anything herein to the contrary notwithstanding, the Board, in its absolute discretion, may refuse to issue any such new certificate, except pursuant to legal proceedings under the laws of the State of Delaware.

6.     Fixing of Record Date.

In order that the Corporation may determine the stockholders entitled to notice or to vote at, any meeting of stockholders or any adjournment thereof, or to express consent to corporate a in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of, or to vote at, a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

ARTICLE VIII
Offices

1.     Principal or Registered Office.

The principal registered office of the Corporation shall be at such place as may be specified in the Certificate of Incorporation of the Corporation or other certificate filed pursuant to law, or if none be so specified, at such place as may from time to time be fixed by the Board.

2.     Other Offices.

The Corporation also may have an office or offices other than said principal or registered office, at such place or places either with or without the State of Delaware.

ARTICLE IX
Fiscal Year
The fiscal year of the Corporation shall be determined by the Board.

ARTICLE X
Seal

The Board shall provide a corporate seal which shall contain the name of the Corporation, the words "Corporate Seal" and the year and State of Delaware.

ARTICLE XI
Amendments

1.     Shareholders
These By-Laws may be amended or repealed, or new By-Laws may be adopted at any annual or special meeting of the stockholders, by a majority of the total votes of the stockholders or when stockholders are required to vote by class by of majority the appropriate class, in person or represented by proxy and entitled to vote on such action; provided, however, that the notice of such meeting shall have been given as provided in these BY-Laws, which notice shall mention that amendment or repeal of these By-Laws or the adoption of new By-Laws, is one of the purposes of such meeting.

2.     Board of Directors.
These By-Laws may also be amended or repealed or new By-Law may be adopted, by the Board at any meeting thereof, provided, however, that notice of such meeting shall have been given as provided in these By-Laws, which notice shall mention that amendment or repeal of the By-Laws, or the adoption of new By-Laws, is one of the purposes of such meetings. By-Laws adopted by the Board may be amended or repealed by the stockholders as provided in Section I of this Article XI.

ARTICLE XIII
Miscellaneous

1.  Interested Directors
No contract or other transaction between the Corporation and any other corporation shall be affected and invalidated by the fact that any one or more of the Directors of the Corporation is or are interested in or is a Director or officer or are Directors or officers of such other corporation, and any Director or Directors, individually or jointly, may be a party or parties to or may be interested in any contract or transaction of the Corporation or in which the Corporation is interested; and no contract act or transaction of the Corporation with any person or persons, or corporation shall be affected or invalidated by the fact that any Director or Directors of the Corporation is a party or are parties to or interested in such contract, act or transaction, or; in any way connected with such person or persons, firms or associations, and each and every person who may become a Director of the Corporation is hereby relieved from any liability that might otherwise exist from contracting with the Corporation for the benefit of himself any firm, association or corporation in which he may be in any way interested.

2.     Ratification.
Any ratification questioned in any stockholders' derivative suit on the grounds of lack of authority, defective or irregular execution, adverse interest of director, officer or stockholder, nondisclosure, miscomputation, or the application of improper principles or practices of accounting, may be ratified before or after judgment, by the Board of Directors or by the stockholders in case less than a quorum of Directors are qualified, and, if so ratified, shall have the same force and effect as if the questioned transaction had been originally duly authorized, and said ratification shall be binding upon the Corporation and its, stockholders, and shall constitute a bar to any claim or execution of any judgment in respect of such questioned transaction.