Form 10QSB
period 2001-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2001-05-24
CIK 1110304

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended March 31, 2001

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

                                      Part I

Item 1.     Financial Statements

                    Green Dolphin Systems Corporation
                     INDEX TO FINANCIAL STATEMENTS

CONTENTS
Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000         3

Statements of Operations for the three months
ended March 31, 2001 (unaudited) and 2000 (unaudited)                      4

Statements of Changes in Stockholders' Equity for the three months ended
March 31, 2001 (unaudited) and year ended December 31, 2000                5

Statements of Cash Flows for the three months ended March 31, 2001
(unaudited) and 2000 (unaudited)                                           6

Notes to Financial Statements                                          7 - 8

                     Green Dolphin Systems Corporation
                               Balance Sheets

                                            unaudited
                                            March 31          December, 31
ASSETS                                        2001               2000
Current
  Cash                                   $     8,983          $     13,054
  Accounts receivable                         50,943                53,033
  Inventory                                   36,611                39,841
  Prepaid expenses                             1,650                 1,650
                                              98,187               107,578

Property and equipment, net                    8,243                 8,784

Other Assets
  Trademarks and copyrights, net             261,664               266,664
                                       $     368,094          $    383,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable & accrued liabilities      31,782          $     31,339
  Accrued payroll and related taxes              207                   456
  Due to related company                     153,683               151,205
                                             185,672               183,000
Stockholders' equity
  Common stock                                19,899                19,899
 Additional paid in capital                  329,691               329,691
Accumulated deficit                         (167,168)             (149,564)
                                             182,422               200,026
                                       $     368,094          $    383,026

  The accompanying notes are an integral part of these unaudited financial statements

                      Green Dolphin Systems Corporation
                     Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2001 and 2000

                                                  2001          2000

Sales                                        $     181,298        $  153,570
Cost of sales                                       55,145            86,339
Gross margin                                       126,153            67,231
General and Administrative Expenses                143,757            53,192
Net Income (Loss) Before Taxes                     (17,604)           14,039
Estimated income taxes                                 -                 -
Net income (loss)                            $     (17,604)     $     14,039
Earnings per share:
     Basic and diluted                         $     0.00         $     0.00

Net income and comprehensive
     income per common share                   $     0.00         $     0.00
Basic and diluted weighted average
     shares outstanding                         19,898,700        7,007,977




  The accompanying notes are an integral part of these unaudited financial statements

                   Green Dolphin Systems Corporation
             Statements of Changes in Stockholders' Equity
             Three Months Ended March 31, 2001 (Unaudited)
                    and Year Ended December 31, 2000

                                            Additional
                            Common Stock     Paid- in     Accumulated
                        Shares     Amount     Captial     Deficit     Total
Balance
 January 1, 2000       513,060   $     513  $ 205,077    $ (56,540) $ 149,050
Issuance of common shares:
For acquisition
February 2000       11,000,000      11,000    (11,000)        -         -
March 2000             385,640         386       (386)        -         -
For cash in
connection with
private placement,
net of
offering costs      8,000,000       8,000     136,000         -
144,000
Net loss                -            -          -          (93,024)   (93,024)


Balance,
December 31, 2000  19,898,700   $  19,899   $ 329,691    $(149,564) $
200,026
Net loss for
 three months          -               -        -          (17,604)
(17,604)
Balance,
March 31, 2001     19,898,700   $  19,899   $ 329,691    $(167,168) $
182,422
The accompanying notes are an integral part of these unaudited financial statements

                    Green Dolphin Systems Corporation
                  Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 2001 and 2000

                                                    2001              2000
Net cash provided by (used in) operations          (4,071)           2,345
Investment activities
    Acquisition of furniture and equipment          -               (1,191)

Increase in cash                                   (4,071)           1,154
Cash, beginning of period                          13,054            6,930
Cash, end of period                             $   8,983      $     8,084

The accompanying notes are an integral part of these unaudited financial statements

                   Green Dolphin Systems Corporation
                     Notes to Finacial Statements
                            (Unaudited)

1.  Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-OSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The data underlying the Balance Sheet at December 31, 2000 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Fixed assets and amortization

Fixed assets are recorded at cost. Amortization of the equipment is recorded using the straight line method over the estimated lives of the related assets. Upon disposal of an asset, the gain or loss is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives.

2.     Transactions With Related Companies

To help accelerate the creation of a customer base and related sales the Company has entered into a sales agency relationship with a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation. The essence of the agreement calls for Canada to finance and carry its own inventory, and Canada is to be paid a commission equal to 12% of the gross sales it generates. Sales from Canada are computed quarterly at which time the company reports the sales and is charged for the cost of the inventory sold and the commission earned by Canada.

Included in the operations reported are the following:

Sales originating through Canada
     for the three months ended March 31, 2001     $     148,724
Accounts receivable from Canada                    $     129,409

Management fees of $90,000 were paid to Canada during the quarter ended March 31, 2001.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss accumulated from inception on January 12, 1999 through December 31, 2000 was $149,564. During the first three months of 2001 operations, the company realized a loss of $17,604.

Since December 2000, the Company has formalized a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company. Sales for the current year include sales of distributorships amounting to $95,541.

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

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

       35% are derived from the sale of ceiling tile and wall restorer, 25% are from non-slip treatment, and 25% are produced from the sale of fire retardant products.
       15% from other products

As revenues increase, the Company intends to increase expenditures for trade show presentations, trade journal advertising and direct marketing by hiring additional in-house sales personnel. Such increases will be effected only if warranted by increased revenues. 7
Green Dolphin believes there are significant market trends which are contributing to its increased sales.

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

Finally, use of, water-borne, environmentally and user friendly wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilized by trade professionals. Green Dolphin believes such publications reflect a market trend toward a preference for water-borne stain products.

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

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be a 15% projected gross revenue increase in 2001 over 2000. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects the revenue growth experienced in 2000 to continue into fiscal 2001 as a result of;

(1) increased trade show and trade journal advertising,
(2) increased sales by current dealers and distributors who have been appointed during the last few months,
(3) appointment of additional dealers and distributors,
(4) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products.

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

There have been no Submission of matters to a vote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information to report

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREEN DOLPHIN SYSTEMS CORPORATION


Date: May 22, 2001                      By:/s/ Nicholas Plessas
                                           Nicholas Plessas, President