Form 10-Q
period 2001-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2001-08-14
CIK 1110304

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended JUNE 30, 2001

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

                                 Part I

Item 1.     Financial Statements

                      Green Dolphin Systems Corporation
                        INDEX TO FINANCIAL STATEMENTS

CONTENTS
Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000       3

Statements of Operations for the three months and six months
ended June 30, 2001 (unaudited) and 2000 (unaudited)                    4

Statements of Changes in Stockholders' Equity                           5

Statements of Cash Flows for the six months ended June 30, 2001
(unaudited) and 2000 (unaudited)                                        6

Notes to Financial Statements                                         7 - 8



                      Green Dolphin Systems Corporation
                                Balance Sheets

                                           unaudited
                                            June 30         December, 31
ASSETS                                       2001               2000
Current
Cash                                        $   12,104    $     13,054
Accounts receivable                             38,268          53,033
Inventory                                       29,154          39,841
Prepaid expenses                                 1,650           1,650
                                                81,176         107,578
Capital
Shop equipment                                   9,391           9,391
Office furniture and equipment                   1,558           1,558
                                                10,949          10,949
Less:  Accumulated depreciation                  3,247           2,165
                                                 7,702           8,784
Other Assets
Trademarks and copyrights (net of amortization
     of $43,336 and $33,334)                   256,664         266,664
                                         $     345,542   $     383,026
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities    $ 28,684   $      31,339
    Accrued payroll and related taxes              150             456
    Due to related company (Note 2)            153,683         151,205
                                               182,517         183,000
Shareholders' equity
Common stock                                    19,899          19,899
Additional paid in capital                     329,691         329,691
Accumulated deficit                           (186,565)       (149,564)
                                               163,025         200,026
                                         $     345,542   $     383,026



















                     Green Dolphin Systems Corporation
                         Statements of Operations

                                    (unaudited)              (unaudited)
                                 three months ended        six months ended
                                      June 30                   June 30
                                2001          2000     2001         2000

Sales                       $ 128,771     $ 101,692   $ 310,069   $ 255,262
Cost of sales                  33,716        15,167      88,860     101,506
Gross margin                   95,055        86,525     221,209     153,756
General and administrative
 expenses                     114,454        74,572     258,210     163,763
Net Income Before Taxes       (19,399)       11,953     (37,001)    (10,007)
Estimated income taxes              -             -           -        -
Net Income (Loss)           $ (19,399)     $ 11,953    $(37,001)   $(10,007)
Earnings per share:
     Basic and diluted      $  (0.001)     $  0.001    $ (0.002)   $ (0.001)
Net income (loss) and
 comprehensive income(loss)
 per common share           $  (0.001)     $  0.001    $ (0.002)   $ (0.002)
Basic and diluted weighted
 average shares outstanding 19,898,700     11,898,700  19,898,700  11,898,700






























                   Green Dolphin Systems Corporation
           Statements of Changes in Stockholders' Equity
     Six Months Ended June 30, 2001, and Year Ended December 31, 2000

                                        Additional
                       Common Stock     Paid- in     Retained
                     Shares     Amount  Capital      Earnings     Total
Balance
January 1, 2000          513,060  $    513 $ 205,077   $ (56,540)   $ 149,050
Issuance of
common shares:
 For acquisition
  February 2000       11,000,000    11,000   (11,000)       -               -
March 2000             385,640       386      (386)       -               -
 For cash in
  connection with
  private placement,
  net of offering
  costs                8,000,000     8,000    136,000       -         144,000
Net income (loss)
 for year                      -         -          -     (93,024)    (93,024)
Balance,
December 31, 2000     19,898,700  $ 19,899   $329,691    $(149,564)  $200,026
Net income (loss)
 for six months                -         -         -      (37,001)    (37,001)
Balance, June 30,2001 19,898,700  $ 19,899   $329,691     $(186,565) $163,025



























                       Green Dolphin Systems Corporation
                            Statements of Cash Flows
               For the six months ended June 30, 2001 and 2000

                                                  unaudited       unaudited
                                                    2001            2000
Net cash provided by (used in) operations        $     (950)     $   6,971
Investment activities
    Acquisition of furniture and equipment                -         (1,191)
       Net cash provided by investment activities         -         (1,191)
Increase in cash                                       (950)         5,780
Cash, beginning of period                            13,054          6,930
Cash, end of period                            $     12,104       $ 12,710








































                    GREEN DOLPHIN SYSTEMS CORPORATION
                    NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001
                               (Unaudited)

1.  Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-OSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The data underlying the Balance Sheet as at December 31, 2000 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and being amortized on a straight-line basis over their estimated useful lives.


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

Included in the operations reported are the following:

Sales originating through Canada
     for the three months ended June 30, 2001      $     90,982
     for the six months ended June 30, 2001        $    239,705
Accounts receivable from Canada                    $     22,840
Management fees paid to Canada
     for the three months ended June 30, 2001      $     60,000
     for the six months ended June 30, 2001        $    150,000



ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January, 1999 through December 31, 2000 was $149,564. During the first six months of 2001 operations, the company realized a loss of $(37,002). The company however has finalized a master dealership agreement in the first quarter, and some individual dealership agreements have been consummated since the end of the reporting period.

Since December 2000, the Company has formalized a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company. Sales for the current year include sales of dealership rights amounting to $166,530.

Green Dolphin Systems Corporation is in the business of distributing water based products in three primary areas:

(1)     products for the cleaning and remediation of ceiling and wall tiles,
(2) fire retardants suitable for use on fabrics, wood and other building materials, and
(3) non-slip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

 35% are derived from the sale of ceiling tile and wall restorer, 25% are from non-slip treatment, and 25% are produced from the sale of fire retardant products.
 15% from other products
As revenues increase, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house sales personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin believes there are significant market trends that are contributing to its increased sales.

The first is market recognition that the ceiling tile remediation products distributed by Green Dolphin can restore the appearance of these tiles and extend their presentable and useful life for up to seven years, forestalling the expenditure of millions of dollars for replacement.

The second is the increase in fire and building codes, which are increasingly requiring wood, fabric and other construction and decorating materials to be fire-retardant treated. An example is NFPA Section 701 which now requires that all fabric materials, including drapes, fabric wall coverings, curtains and some furniture coverings must be treated with a fire retardant. In 1996, the NFPA Compendium for Revision of Fire Codes published an article explaining the tightened regulations adopted in Section 701. Green Dolphin's fire-retardant products have been tested to meet applicable fire code standards.

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

Finally, use of water-borne wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilized by trade professionals. Green Dolphin believes such publications reflect a market trend toward a preference for water-borne stain products.

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

There have been no Submission of matters to a vote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information to report

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION


Date: August 14, 2001                  By:/s/ Nicholas Plessas
                                        Nicholas Plessas, President