Form 10QSB/A
period 2001-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2001-08-27
CIK 1110304

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



















                    Green Dolphin Systems Corporation
                         Statements of Operations

                                    (unaudited)              (unaudited)
                                 three months ended        six months ended
                                      June 30                   June 30
                                2001          2000     2001         2000

Sales                       $ 128,771     $ 101,692   $ 310,069   $ 255,262
Cost of sales                  33,716        15,167      88,860     101,506
Gross margin                   95,055        86,525     221,209     153,756
General and administrative
 expenses                     114,454        74,572     258,210      91,763
Net Income Before Taxes       (19,399)       11,953     (37,001)     61,993
Estimated income taxes              -             -           -        -
Net Income (Loss)           $ (19,399)     $ 11,953    $(37,001)   $ 61,993
Earnings per share:
     Basic and diluted      $              $           $           $   0.01
Net income (loss) and
 comprehensive income(loss)
 per common share           $              $           $           $   0.01
Basic and diluted weighted
 average shares outstanding 19,898,700     13,217,381  19,898,700  9,996,212






























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