Form 10QSB
period 2001-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2001-11-21
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2001

Commission File Number

Green Dolphin Systems Corporation

(Name of Small Business in its Charter)

Delaware 880432539

(State or other jurisdiction of IRS Employer incorporation or organization) Identification No.

2338 W Beaver Creek Rd., Powell, TN 37849

(Address of principal executive offices) (Zip code)

Issuer's Telephone number: (888) 3798693

Transitional Small business Disclosure Format (Check one): Yes []No [X]

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000 3

Statements of operations for the three months and nine months ended September 30, 2001 (unaudited) and 2000 (unaudited) 4

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2001 (unaudited) and year ended December 31, 2000 5

Statements of Cash Flows for the nine months ended September 30, 2001 (unaudited) and 2000 (unaudited) 6

Notes to Financial Statements 7 - 8

Green Dolphin Systems Corporation

Balance Sheets

unaudited

September 30 December, 31

ASSETS 2001 2000

Current

Cash $ 10,579 $ 13,054 Accounts receivable 16,473 53,033 Inventory 27,824 39,841 Prepaid expenses 1,650 1,650

56,526 107,578

Capital

Shop equipment 9,391 9,391 Office furniture and equipment 1,558 1,558

10,949 10,949

Less:Accumulated depreciation 3,608 2,165

7,341 8,784

Other Assets

Trademarks and copyrights (net of amortization of $46,669 and $33,336) 253,331 266,664

$ 317,198 $383,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Current

Accounts payable and accrued liabilities $ 24,762 $31,339 Accrued payroll and related taxes 14 456 Due to related company (Note 2) 153,683 151,205

178,459 183,000

Shareholders' equity

Common stock 19,899 19,899 Additional paid in capital 329,691 329,691 Accumulated deficit (210,851) (149,564)

138,739 200,026

$ 317,198 $383,026

Green Dolphin Systems Corporation

Statements of Operations

(unaudited) three months ended September 30			(unaudited) three months ended September 30
	2001	2000	2001	2000
Sales	$ 92,795	$ 145,041	$ 402,864	$ 400,303
Cost of sales	58,557	67,737	147,417	169,243
Gross margin	34,238	77,304	255,447	231,060

General and administrative expenses	58,521	188,727	316,734	280,488
Net Loss Before Taxes	(24,283)	(111,423)	(61,287)	(49,428)
Estimated income taxes	-	-	-	-
Net Loss	$ (24,283)	$ (111,423)	$ (61,287)	$ (49,428)
Earnings per share: Basic and diluted	$ -	$ (0.01)	$ -	$ -
Net income (loss) and comprehensive income (loss) per common share	$ -	$ (0.01)	$ -	$ -
Basic and diluted weighted average shares outstanding	19,898,700	11,898,700	19,898,700	13,116,512

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2001 (unaudited),

And Year Ended December 31, 2000

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Retained Earnings	Total
Balance January 1, 2000	513,060	513	205,077	(56,540)	149,050
Issuance of Common shares:
For Acquisition: February 2000	11,000,000	11,000	(11,000)	-	-
March 2000	385,640	386	(386)	-	-
For Cash in connection with private placement, net of offering costs	8,000,000	8,000	136,000	-	144,000
Net Income (loss) for year	-	-	-	(93,024)	(93,024)
Balance, December 31, 2000	19,898,700	19,899	329,691	(149,564)	200,026
Net Income (loss) for nine months	-	-	-	(61,287)	(61,287)
Balance, September 30, 2001	19,898,700	19,899	329,691	(210,851)	138,739

Green Dolphin Systems Corporation

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
	unaudited 2001	unaudited 2000
Net cash provided by (used in) operations	$ (2,475)	$14,121
Investment activities
Acquisition of furniture and equipment	-	(1,316)
	-	(1,316)
Increase in cash	(2,475)	12,805
Cash, beginning of period	13,054	6,930
Cash, end of period	$ 10,579	$19,735

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The data underlying the Balance Sheet as at December 31, 2000 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10KSB

The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Inventories

Inventories are stated at the lower of cost (firstin, firstout method) or market.

Fixed assets and amortization

Fixed assets are recorded at cost. Amortization of the equipment is recorded using the straight line method over the estimated lives of the related assets.

Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and being amortized on a straightline basis over their estimated useful lives.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

2. Transactions With Related Companies

To help accelerate the building of a customer base and related sales, the Company has entered into a sales agency relationship with a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation. The essence of the agreement calls for Canada to finance and carry its own inventory, and Canada is to be paid a commission equal to 12% of the gross sales it generates. Sales from Canada are computed quarterly at which time the company reports the sales and is charged for the cost of the inventory sold and the commission earned by Canada.

Included in the operations reported are the following:

Sales generated by Canada

for the three months ended September 30, 2001 $ 61,769

for the nine months ended September 30, 2001 $ 301,474

Accounts receivable (payable) from Canada at September 30, 2001 $ (4,124)

Management fees paid to Canada

for the three months ended September 30, 2001 $ 30,000

for the nine months ended September 30, 2001 $ 180,000

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January, 1999 through December 31, 2000 was $149,564. During the first nine months of 2001 operations, the company realized a loss of $(61,287). The company however finalized a master dealership agreement in the first quarter in 2001, and some individual dealership agreements have been consummated since December 31, 2000.

Since December 2000, the Company has formalized a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company. Sales for the current year include sales of dealership rights amounting to $166,530.

Green Dolphin Systems Corporation is in the business of distributing water-based, environmental and user friendly products in three primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire retardants suitable for use on fabrics, wood and other building materials, and

(3) nonslip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

35% are derived from the sale of ceiling tile and wall restorer,

25% are from nonslip treatment, and

25% are produced from the sale of fire retardant products.

15% from other products

As revenues increase, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional inhouse sales personnel. Such increases will be effected only if warranted by increased revenues.

Green Dolphin believes there are significant market trends, which are contributing to its increased sales.

The first is market recognition that the ceiling tile remediation products distributed by Green Dolphin can restore the appearance of these tiles and extend their presentable and useful life, forestalling the expenditure of millions of dollars for replacement.

The second is the increase in fire and building codes, which are increasingly requiring wood, fabric and other construction and decorating materials to be fireretardant treated.An example is NFPA Section 701 which now requires that all fabric materials, including drapes, fabric wall coverings, curtains and some furniture coverings must be treated with a fire retardant. In 1996, the NFPA Compendium for Revision of Fire Codes published an article explaining the tightened regulations adopted in Section 701. Green Dolphin's fireretardant products have been tested to meet applicable fire code standards.

The third factor to have a very substantial effect on Green Dolphin's sales is the enactment of amendments to the American Disabilities Act to require nonslip treatment of floors in all public buildings. The nonslip products distributed by Green Dolphin are sprayed onto floors and worked into them by use of rotary buffers. After a few minutes, treated floors show significant resistance to slipping.

Finally, use of waterborne, environmentally and user friendly wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilized by trade professionals.

Green Dolphin is aggressively working to increase its markets by use of two primary devices.

First, it is increasing the size of its market for ceiling and wall cleaners, fire retardant and nonslip floor treatment products by aggressively working to increase the number of product distributors from the present level of twentyfive to thirty distributors by the end of the year. This is being done through increased participation in trade shows, trade journal advertising and facetoface presentations.

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fireretardant and nonslip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twentyfive restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be an increase in projected gross revenue in 2001 over 2000.The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures.It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue growth experienced to continue into fiscal 2002 as a result of:

(1) increased tradeshow and trade journal advertising,

(2) increased sales by current dealers and distributors who have been appointed during the last few months,

(3) appointment of additional dealers and distributors,

(4) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products.

The Company also expects to sign up at least two international agents during fiscal 2001. There is no known fact that would cause the expenses of operation to increase without more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations.Its present growth assumptions are based on internal expansion based on earned revenues from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2001. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit.

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others:

(1) The uncertainty of additional financing;

(2) The startup posture of the Company;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no Submission of matters to a vote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

No report on Form 8K was filed by the Company during the three month period ending September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: November 20, 2001

By:/s/ Nicholas Plessas

Nicholas Plessas, President