Form 10KSB
period 2001-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2002-04-17
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Issuer's Telephone number: (888) 379-8693

Securities registered Under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X ]No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year: $461,349

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,898,700 common shares as of December 31, 2001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Green Dolphin is in the business of developing, testing, producing and marketing a line of specialty chemical products used for ceiling and wall cleaning, fabric protection, fire retardation applications, graffiti removal, smoke and odor elimination, non-slip protection, mold and mildew control and sanitization. The Company also manufactures and markets a line of waterproofing products for wood, concrete and stonework. All of our active business operations are conducted through Green Dolphin Nevada, our wholly owned subsidiary.

Principal products or services and their markets.

The Company's products, by brand name, are as follows:

"RENEW 4000" - a ceiling tile and wall restorer

"GREEN DOLPHIN NON-SLIP" - a slip resistant treatment for ceramic tile, marble, concrete, terrazzo and tile

"PROTECTION PLUS 2000" - water and stain repellant

"FIRE SATE 108 WOOD" - fire retardant for wood

"FIRE SAFE 701 FABRIC" - fire retardant for fabrics

"PENTA SEAL 6F" - cement adhesive binder

"SHIELD KOTE" - water-proofer for wood

"G.D. ORANGE CLEANER/DEGREASER" - all-purpose cleaner/degreaser

"TURBO KLEEN" - concrete and stonework cleaner

"G.D. GRAFFITI REMOVER" - graffiti remover for protein and ink stains.

"ENVIRO-ZYME" - active enzyme bacteria to eliminate smoke and odor from cellulose materials

"LIQUID ENZYME" - high concentrate of enzyme bacteria to eliminate malodors and pathogens in drains, septic tanks, and drainage tanks

"ENVIRO-KLEEN SUPER" - high concentrate restorer for floors, walls, stairways and basements

"PURE-N-FRESH" - odor eliminator for compactors, waste receptacles and recycling bins

"AIR-O-KLEEN" - smoke and odor eliminator for airborne malodor and bacteria

We have targeted large institutional operations where optimal environments are required such as hospitals and hotels, as well as high volume human traffic areas such as transit systems, government buildings and industrial and retail installations as the primary markets for our ceiling and wall cleaning, fabric protection, fire retardation, waterproofing, graffiti removal, smoke and odor eliminators and non-slip treatments. We are selling our line of sealants and stains through retail home improvement outlets.

Distribution Methods of the Products:

Green Dolphin uses four channels of distribution for its products and services.

1. Dealers: Green Dolphin continues to be engaged in establishing a network of Dealers appointed to distribute Green Dolphin products and services in various geographic areas. Dealers sell Green Dolphin products to retail distributors and hire and train crews to install the products for end users. To date, seventeen dealers have been appointed.

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

4. International: The Company has three Exclusive Agency Distribution Agreements with established distribution companies in different countries. Of primary importance is a Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which produced approximately 72% of all the Company's sales in 2001.

Competition

There are numerous ceiling and wall cleaning, fabric protection, fire retardant, waterproofing, graffiti removal, smoke and odor elimination and non-slip products on the market. Many of these products are manufactured and distributed by major corporations with far greater financial and personnel resources, market acceptance, distribution networks and production capabilities than Green Dolphin. Green Dolphin had total sales of $461,349 in 2001 which did not represent a significant share of the market for any Green Dolphin product. As a result of its small sales volume, minimal capitalization, its limited sales force and production capacity, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, Green Dolphin is at a tremendous competitive disadvantage. It is unlikely that Green Dolphin will be able overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

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

Dependence on one or a few major customers.

Green Dolphin is primarily dependent on Green Dolphin Canada, a related entity, for the sale of its products. In 2001, approximately 72% of the Company's total sales were generated by Green Dolphin Canada. The Company is not dependent on any other major customers.

Patents, Trademarks, licenses, franchises, concessions, royalty agreements or labor contracts:

1. Patents. Adolph Hochstim was issued the following United States Patents: Permanent elimination of Nuclear Waste, Unites Stated patent No. 4,721,596 issued January 26, 1988. Fireproofing of Plastic Pipes and Plastic Conduits. Flammadur E424 and Flammadur A77, United States Patent No. 4,721,256 issued January 2000. Hochstim is a member of the Board of Directors of Green Dolphin and has granted to the Company joint use of the patents. The license agreements require the Company to pay Hochstim a royalty of 7% of gross proceeds generated from products utilizing the patents. The Nuclear Waste Patent will be effective until 2007 and the Fireproofing of Plastic Pipes and Conduits patent will be effective until 2010.

2. Trademarks. The Company has the following Trademarks:

"Green Dolphin"

"Fire Safe 108 Wood"

"Fire Poly NP-30 Paint"

"Safe-n-Dry"

"Rain Guard"

"Shield Kote"

"Secure-Step"

"Protection Plus 2000"

"Renew 4000"

The name Green Dolphin has also been copyrighted. Green Dolphin is not party to any labor contracts.

Need for Governmental approval of Principal Products or services:

The Company is not required to obtain governmental approval for any of its products. OSHA has established criteria for products to comply with recent rules adopted under the American Disabilities Act. Independent testing has established that Green Dolphin Non-Slip meets those criteria. Industry criteria have been established for products sold as fire-retardants, fabric soil and stain repellants, and cement adhesive binder and water-proofer. Independent testing has established that Green Dolphin products in these areas meet applicable criteria.

Effect of Existing or Probable Governmental regulations on the Business:

The Company believes that all its products comply with existing government regulations and does not anticipate that governmental regulations will have any effect on its business in the foreseeable future.

Research and Development Costs

Green Dolphin Systems Corporation has not spent any significant amount in Research and Development for its products and services during 2001.

Costs and effects of compliance with environmental laws

Green Dolphin does not anticipate that it will incur any costs in the foreseeable future in complying with any state, federal or local environmental laws or administrative regulations.

Number of employees

The Company presently has one full time and two part time employees employed at its Tennessee facility. An additional six full time and two part time persons are employed by Green Dolphin Canada.

ITEM 2. DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. The Company is presently conducting business operations from two offices: a 6,400 square foot leased principal office located at 2338 W Beaver Creek Rd., Powell, Tennessee 37849 and a 4,000 square foot leased location at 26 Voyager Court, South, Etobicoke, which is near Toronto, Ontario, Canada.

The Tennessee facility is located at 2338 W. Beaver Creek Road, Powell, Tennessee contains approximately 6400 square feet which feature executive offices and production space. The lease on this facility expires on November 30, 2004 and calls for annual payments of $33,960 in 2002 and 2003 and $31,130 in 2004, payable monthly. The Canadian facility at 26 Voyager Court, South Etobicoke, Ontario includes approximately 4000 square feet devoted to sales offices and production space. This premise is leased to Green Dolphin Canada. The production facilities at both locations both contain mixing containers, component inventory storage and operating space in which finished product is compounded. Both facilities also contain equipment necessary to containerize and label the end products.

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

No matters were submitted to a vote of security holders of Green Dolphin during the year 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At the present time there is no market for common shares or any other common equity of Green Dolphin Systems Corporation. There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common equity of the Company.

Green Dolphin has not agreed to register any common equity under the Securities Act for sale by any securities holder. However, effective February 28, 2000 Green Dolphin issued 11,000,000 restricted common shares to eight stockholders of Green Dolphin Nevada in exchange for their Green Dolphin Nevada shares. On April 5, 2000, and additional 385,640 shares were issued to thirty-six stockholders who had been involved in development of the product line then vested in Green Dolphin Nevada. Of these thirty-six stockholders, no single person or corporation is the registered owner of more than 40,000 shares of the Company. When issued, none of these shares had been registered under the Securities Act of 1933. They were issued in reliance on the exemption from registration provided by 4(2) thereof. At the present time, 8,385,000 of these shares are held by the eight officers and directors of the Company and two entities which Green Dolphin believes are affiliates of the Company by reason of their ownership of more than 5% of the Company's outstanding common shares. The 3,000,640 shares are held by thirty-eight persons who are not affiliates of Green Dolphin.

We believe that the 3,000,640 shares registered to the 38 persons who are not officers, directors or controlling stockholders of the Company may be resold by their registered owners, without restriction, under the exemption from registration provided by § 4(1) of the Securities Act of 1933 for transactions by persons other than issuer, underwriters or dealers, and the safe harbor for such sales provided by paragraph (k) of SEC Rule 144 under the Act. We do not believe that any of the 8,385,000 shares held by the eight officers, directors and controlling stockholders of the Company are presently eligible to be sold without registration under § 4(1) or paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Green Dolphin within the meaning of that provision. However, all of these eight stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares under certain conditions. The Rule is not presently available for such sales because no broker dealers are presently making a market in Green Dolphin shares so as to permit sales in normal brokers' transactions or to market makers as required by paragraphs (f) of Rule 144. However, if a trading market develops in Green Dolphin shares approximately eight stockholders will be entitled to sell restricted securities into that market, in limited amounts not exceeding 1% of the issued and outstanding shares of the Company each quarter, under Rule 144. Such sales would undoubtedly have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Green Dolphin had gross sales of $439,316 during fiscal 2000 and sustained a pre-tax operating loss of $99,740 during that year. In fiscal 2001, sales increased slightly to $461,349 and the operating loss decreased by approximately $5,000 to $93,505. Gross profits rose from $162,968 in 2000 to $225,686 in 2001, but general and administrative expenses rose from $262,708 in 2000 to $319,191 in 2001. The Company's cash position remained approximately constant during 2000 and 2001. Part of the loss sustained in 2002 is attributable to payments which resulted in a $15,000 decrease in current accounts payable at December 31, 2001. The additional expenditures in general and administrative expenses are attributable to two things: increased presentations at trade shows and increased advertising in trade journals. Both categories of expenditures have resulted in increased sales after the expenditures were made. Management believes that additional increases in gross sales will result from expenditures made in fiscal 2001. Management intends to continue spending as much money as possible on additional trade show presentations and trade journal advertising, so general and administrative expenses are expected to rise in 2002. Management believes these additional expenditures will be more than offset by increased sales.

The Company's financial statements do not express, and management does not believe there presently exists a substantial question about Green Dolphin's ability to continue as a going concern. Notwithstanding the existence of a $93,505 gross operating loss in fiscal 2001, the cash loss was approximately $20,000. Most of the Company's debt consists of inter-company obligations to Green Dolphin Canada and an obligation to Penta Deltex. Little was paid against these obligations in fiscal 2001, and it is not expected that demands will be made for substantial payments against these obligations in 2002. Efficiencies have been made by reducing inventories. We believe what we expect to be modest increases in sales which should result from trade show expenditures and advertising payments already made, and careful attention to increasing such expenditures only when warranted by operating revenues, will permit us to continue operating without additional debt or equity financing during the coming year.

If and when a trading market can be developed for Green Dolphin shares, the Company will consider additional capital raising activities through the sale of common shares or other securities.

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

If and when a trading market can be developed for Green Dolphin shares, the Company will consider additional capital raising activities through the sale of common shares or other securities.

(i) There are no known trends, events or uncertainties that have or are reasonably contemplated to have a material impact on Green Dolphin's long term or short term liquidity.

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

(1) Audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended.

Independent Auditors' Report

To the Board of Directors and Stockholders

Green Dolphin Systems Corporation

Powell, Tennessee

We have audited the accompanying balance sheets of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RODEFER MOSS & CO, PLLC

/s/

Knoxville, Tennessee

April 10, 2002

GREEN DOLPHIN SYSTEMS CORPORATION

Balance Sheet

December 31, 2001 and 2000

	2001	2000
ASSETS
Current Assets
Cash	$ 15,243	$ 13,054
Accounts receivable, net
Trade customers	7,252	14,274
Trade, related company	-	38,759
Inventory	28,493	39,841
Prepaid expenses	1,650	1,650
Total current assets	52,638	107,578
Property and Equipment
Shop equipment	9,391	9,391
Office furnishings and equipment	1,558	1,558
Less: accumulated depreciation	(4,149)	(2,165)
Total property and equipment	6,800	8,784
Other Assets
Trademarks and copyrights, net of amortization of $51,667 and $33,334	248,331	266,664
Total other assets	248,331	266,664
Total assets	$ 307,769	$ 383,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 16,726	$ 31,795
Accrued liabilities	8,117	-
Due to officer	3,000	-
Due to related companies	173,405	151,205
Total current liabilities	201,248	183,000
Stockholders' Equity
Capital stock ($.001 par value, 100,000,000 shares authorized, 19,898,700 issued and outstanding)	19,899	19,899
Additional paid-in capital	336,407	336,407
Accumulated deficit	(249,785)	(156,280)
Total stockholders' equity	106,521	200,026
Total liabilities and stockholders' equity	$ 307,769	$ 383,026

See Notes to Financial Statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Operations

December 31, 2001 and 2000

	2001	2000
Sales
Related party	$ 331,489	$ 233,908
Other	129,860	205,408
Total sales	461,349	439,316
Cost of Sales	235,663	276,348
Gross profit	225,686	162,968
General and Administrative Expenses	319,191	262,708
Net loss before income taxes	(93,505)	(99,740)
Income Taxes	-	-
Net loss	($ 93,505)	($ 99,740)
Earnings (loss) per share:
Basic and diluted	($ - )	($ 0.01)
Basic and diluted weighted average shares outstanding	19,898,700	16,196,560

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Changes in Stockholders' Equity

December 31, 2001 and 2000

	Common stock Shares Amount		Additional Paid In Capital	Accumulated Deficit	Total
Balances at January 1, 2000	11,385,640	$ 11,386	$ 194,204	($56,540)	$ 149,050
Recapitalization - effect of shell acquisition	513,060	513	6,203	-	6,716
Issuance of common shares:
For cash in connection with private placement, net of offering costs of $16,000	8,000,000	8,000	136,000	-	144,000
Net loss	-	-	-	(99,740)	(99,740)
Balances at December 31, 2000	19,898,700	19,899	336,407	(156,280)	200,026
Net loss	-	-	-	(93,505)	(93,505)
Balances at December 31, 2001	19,898,700	$ 19,899	$ 336,407	($249,785)	$ 106,521

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Cash Flows

December 31, 2001 and 2000

	2001	2000
Cash Flows From Operating Activities	($ 93,505)	($ 99,740)
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,317	22,168
Recapitalizaton	-	6,716
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	45,781	(53,033)
(Increase) decrease in inventory	11,348	(36,010)
Increase (decrease) in accounts payable	(14,657)	28,577
Increase in accrued expenses	7,705	456
Increase in due to officer	3,000	-
Net cash used in operating activities	(20,011)	(130,866)
Cash Flows From Investing Activities
Purchases of fixed assets	-	(1,316)
Net cash flows from investing activities	-	(1,316)
Cash Flows From Financing Activities
Net borrowings (repayments) to related companies	22,200	(5,694)
Sales of common stock	-	144,000
Net cash flows used in financing activities	22,200	138,306
Increase in cash and cash equivalents	2,189	6,124
Cash and cash equivalents, at the beginning of the year	13,054	6,930
Cash and cash equivalents, at the end of the year	$ 15,243	$ 13,054

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Green Dolphin Systems Corporation ("The Company") is a Delaware corporation located in Powell, Tennessee. The Company changed its name from Traveler's Infocenter, Inc. to Green Dolphin Systems Corporation on February 16, 2000. The Company is engaged in manufacturing and distributing a broad range of specialty chemicals throughout the world. See Note 2.

Basis of presentation - The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2001 and 2000.

Use of Estimates - The preparation of financial statements in accordance with U.S. generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over a period of fifteen years. Included among these acquired intangible assets are the Company's name, Green Dolphin, and the following proprietary trademarks and tradenames and their formulations: Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Rain Guard, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000.

Property and Equipment - Depreciation is primarily determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

Inventories - Inventories consist of cleaning supplies and related cleaning products and are stated at the lower of cost (using the first-in, first-out method) or market.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2001 and 2000 were approximately $5,300 and $15,700, respectively.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - Cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's borrowings and advances to related companies approximates the carrying value because of their recent origination, their potential for offset and because of the substantial settlement of these balances expected in the short-term.

Statement of Cash Flows Supplemental Disclosure - The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible into cash without significant loss due to penalties to be cash equivalents. No interest or income taxes were paid during the years ended December 31, 2001 and 2000.

Earnings (loss) per share - The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances.

The Company plans to adopt SFAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption.

NOTE 2 - ACQUISITIONS

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

Since at the time of the acquisition, TIFC had no significant operations, liabilities or assets, the beginning equity balances of Nevada have been presented as a recapitalization of Nevada whereby 11,385,640 common shares are accounted for as the subsequent issuance of 513,060 shares for the net assets of TIFC. As a result, the historical financial statements of Nevada are the continuing historical financial statements of the Company.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

December 31, 2001 and 2000

NOTE 2 - ACQUISITIONS (Continued)

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist additionally of accounts receivable and a related company receivable (Note 4). The Company's customers are geographically dispersed but are concentrated in the cleaning industry.

The Company conducts a screening of potential customers before extending credit and generally does not require collateral for its trade receivables or for advances made to related companies.

NOTE 4 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. In compensation for obtaining much of its customer base through Canada efforts, fees of $180,000 and $144,000 were paid in 2001 and 2000 to the related company.

"Due to related companies," included on the balance sheets at December 31, 2001 and 2000 as $173,405 and $151,205, respectively, consists of amounts due to other related companies, Canada and Penta-Deltex, in 2001, and solely to the related company, Penta-Deltex, in 2000, which at the time of the transaction shared substantially common ownership and management. The debt arose pursuant to an agreement dated April 21, 1999, whereby the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

December 31, 2001 and 2000

NOTE 5 - COMMITMENTS

The company leases its administrative and warehouse space under a lease expiring on November 30, 2004. The annual future minimum lease payments under this non-cancelable operating lease are as follows:
2002	$33,960
2003	33,960
2004	31,130

Under terms of a non-cancelable operating lease for the use of a vehicle, the Company's future minimum lease payments are:
2002	5,088
2003	4,240

Rent expense totaled $35,532 and $29,387 in 2001 and 2000, respectively.

NOTE 6 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

The Company has available net operating loss (NOL) carryforwards, expiring at various dates through 2020, of approximately $1,500,000. These carryforwards may be used to offset future taxable income.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2001 and 2000 arising from its NOL carryforwards.

The income tax (provision) benefit for the years ended December 31, 2001 and 2000, consisted of the following:
	2001	2000
Net operating loss carryforwards	$ 38,000	$ 35,000
Change in valuation reserve	(38,000)	(35,000)
Total	$ -	$ -

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

December 31, 2001 and 2000

NOTE 6 - INCOME TAXES (Continued)

Total deferred tax assets at December 31, 2001 and 2000 consist of the following:
	2001	2000
Deferred tax assets	$ 570,000	$ 532,000
Valuation reserve	(570,000)	(532,000)
Total	$ -	$ -

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

NOTE 8 - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2001 and 2000 is as follows:
	2001	2000
Canadian	$331,488	$ 121,721
United States	129,861	205,408

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Until sometime after February, 2000 Green Dolphin had engaged Aaron Stein, Certified Public Accountant, 981 Allen Lane, PO Box 315, Woodmere, NY 11598, Telephone 516-569-0520 as its independent accountant. However, when the Company filed its initial Form 10-SB12G, the Staff of the Commission made comments regarding the fact that Mr. Stein was not licensed as an accountant in Tennessee, the site of the Company's principal place of business. In response to these comments, Green Dolphin requested Mr. Stein to withdraw and engaged Rodefer Moss & Company, 1729 Midpark Road, Suite C-200, Knoxville, Tennessee 37921 as its principal independent accountant to replace him. Mr. Stein did not decline to stand for re-election and was not dismissed for any reason other than the Staff's comments, and resigned solely at the request of the Board of Directors which was occasioned exclusively by those comments. Mr. Stein's reports on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion and have not been modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was made by the Board of Directors exclusively due to comments by the Staff of the SEC. To the knowledge of Green Dolphin, there have been no disagreements with Mr. Stein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to his satisfaction, would have caused him to make reference to the subject matter of the disagreements in connection with his report. Rodefer Moss has reviewed the disclosure in this part and has expressed that it has no disagreement and does not wish to amend or add to this disclosure. This disclosure has also been furnished to Mr. Stein in accordance with Item 304(a)(3) of Regulation SB along with a written request that he file the letter described by the foregoing provision with the Commission within ten (10) days. Mr. Stein's response to this request is attached as part of Exhibit 16 hereto.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:
Name	Age	Position	Date Held
Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	48	President/CEO, director	January 1999
Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	45	Vice President/Secretary/ Director	January 1999
Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	51	Vice President	January 1999
Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	74	Director	January 1999
William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	61	Director	February 2000
Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	74	Director	January 1999

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the Executive compensation currently receiving compensation from Green Dolphin Corporation. It does not have any pension, profit-sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.
Name	Principal Positions	Year	Salary	Bonus	Stock Awarded
Nicholas Plessas	President/CEO Director	2001	$25,000	-0-	0 Shares
		2000	$25,000	-0-	6,685,000 Shares
		1999	$41,600	-0-	0 Shares
Thomas J. Rowen	Vice President Secretary	2001	$22,000	-0-	0 Shares
	Director	2000	$39,000	-0-	1,000,000 Shares
		1999	$39,000	-0-	0 Shares
Maxwell Labrooy	Vice President	2001	$38,000	-0-	0 Shares
		2000	$39,000	-0-	300,000 Shares
		1999	$36,400	-0-	0 Shares
William Kefalas	Director	2001	$15,000	-0-	0 Shares
		2000	-0-	5% of Gross Sales	150,000 Shares
		1999	$ 5,000	-0-	0 Shares
Dr. Adolph Hochstim*	Director	2001	-0-	-0-	0 Shares
		2000	-0-	-0-	100,000 Shares
		1999	$ 5,000	-0-	0 Shares
Robert McDonald	Director	2001	-0-	-0-	0 Shares
		2000	-0-	-0-	150,000 Shares
		1999	-0-	-0-	0 Shares

* Dr. Hochstim receives an additional $100.00 per hour for consulting the company when needed.

There are additional key employees who work for Green Dolphin, Canada who receive $68,500.00 annual salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 19,898,700 issued and outstanding shares of the Company as of December 31, 2001.
Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percent of Class
Common	Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	6,685,000 shares	58.1%
Common	Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	1,000,000 shares	8.7%
Common	Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	300,000 shares	2.6%
Common	Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	100,000 shares	.09%
Common	William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	150,000 shares	1.3%
Common	Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	150,000 shares	1.3%
Common	Officers and Directors as a Group	8,385,000 shares	72.8%
Common	862036 Ontario Ltd. 35 San Remo Rd. Woodbridge Ontario L4H 1K5	1,000,000 shares	8.7%
Common	978905 Ontario Ltd. 8185 Yonge St Suite 200 Thornhill, Ontario	1,000,000 shares	8.7%

None of the foregoing have any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2001 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

ITEM 13. INDEX TO EXHIBITS

Item

Exhibit (3)(ii) By-Laws of Green Dolphin Systems Corporation

Exhibit (13) The following Quarterly Reports on Form 10-Q are incorporated by reference:

Form 10-Q for the quarter ended June 30, 2000

Form 10-QSB for the quarter ended September 30, 2000

Form 10-QSBA for the quarter ended September 30, 2000

Exhibit (16) Letters on change in certifying accountant

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: April 16, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President