Form 10QSB
period 2002-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2002-05-23
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 000-31233

Green Dolphin Systems Corporation

(Name of Small Business in its Charter)

Delaware 88-0432539

(State or other jurisdiction of incorporation or organization) IRS Employer Identification No.

2338 W Beaver Creek Rd., Powell, TN 37849

(Address of principal executive offices) (Zip code)

Issuer's Telephone number: (888) 379-8693

Transitional Small business Disclosure Format (Check one): Yes [] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

	unaudited March 31, 2002	December 31, 2001
ASSETS
Current
Cash	$ 28,306	$ 15,243
Accounts receivable	24,151	7,252
Inventory	32,594	28,493
Prepaid expenses	1,650	1,650
	86,701	52,638
Capital
Shop equipment	9,391	9,391
Office furniture and equipment	2,658	1,558
	12,049	10,949
Less: Accumulated depreciation	4,690	4,149
	7,359	6,800
Other Assets
Trademarks and copyrights (net of amortization of $56,669, $51,669 at December 2001)	243,331	248,331
	$ 337,391	$ 307,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 29,671	$ 27,843
Due to related companies (Note 2)	227,759	173,405
	257,430	201,248
Shareholders' equity
Common stock	19,899	19,899
Additional paid in capital	336,407	336,407
(Deficit) Retained earnings	(276,345)	(249,785)
	79,961	106,521
	$ 337,391	$ 307,769

Green Dolphin Systems Corporation

Statements of Operations

	(unaudited) three months ended March 31
	2002	2001
Sales
Related party	$32,023	$148,724
Other	112,763	32,575
	144,786	181,299
Cost of sales	54,564	55,145
Gross margin	90,222	126,154

General and administrative expenses	116,782	143,757
Net Income (Loss)	$(26,560)	$(17,603)
Earnings per share: Basic and diluted	$-	$-
Net income (loss) and comprehensive income (loss) per common share	$-	$-
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2002, and Year Ended December 31, 2001
	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	Amount
Balance January 1, 2001	19,898,700	$ 19,899	$ 336,407	$ (156,280)	$ 200,026
Net income (loss) for year	-	-	-	(93,505)	(93,505)
Balance, December 31, 2001	19,898,700	$ 19,899	$ 336,407	$ (249,785)	$ 106,521
Net income (loss) for three months	-	-	-	(26,560)	(26,560)
Balance, March 31, 2002	19,898,700	$ 19,899	$ 336,407	$ (276,345)	$ 79,961

Green Dolphin Systems Corporation

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001

	unaudited 2002	unaudited 2001
Net cash used in operations	$ (40,192)	$ (4,071)
Investment activities: Acquisition of furniture and equipment	(1,100)	-
	(1,100)	-
Financi ng activities: Advances from (to) related company	54,355	-
	54,355	-
Increase (Decrease) in cash	13,063	(4,071)
Cash, beginning of period	15,243	13,054
Cash, end of period	$ 28,306	$ 8,983

Green Dolphin Systems Corporation

Notes to Financial Statements

For the three Months ended March 31, 2002

(Unaudited)

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-OSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The data underlying the Balance Sheet as at December 31, 2001 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

For further information , refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB

The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

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

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and being amortised on a straight-line basis over their estimated useful lives.

2. Transactions With Related Companies

To help accelerate the creation of a customer base and related sales the Company has entered into a sales agency relationship with a Canadian company (Canada), which shares substantially common ownership aand management with Green Dolphin Systems Corporation. The essence of the agreement calls for Canada to finance and carry its own inventory, and Canada is to be paid a commission equal to 12% of the gross sales it generates. Sales from Canada are computed quarterly at which time the company reports the sales and is charged for the cost of the inventory sold and the commission earned by Canada.

Management fees paid or accrued to Canada

for the three months ended March 31, 2002 $ 45,000

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January, 1999 through December 31, 2001 was $(249,785). During the first three months of 2002 operations, the company realised a loss of $26,560. The company however is continuing to pursue master dealership agreements in the first quarter. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

Since December 2000, the Company has formalised a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user friendly products in three primary areas:

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

Finally, use of water-bourne, environmentally and user friendly wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilised by trade professionals.

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

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be an increase in projected gross revenue in 2002 over 2001. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue growth experienced to continue in fiscal 2002 as a result of:

(1) increased tradeshow and trade journal advertising,

(2) increased sales by current dealers and distributors who have been appointed during the last few months,

(3) appointment of additional dealers and distributors,

(4) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products.

The Company also expects to sign up at least two international agents during fiscal 2002. There is no known fact which would cause the expenses of operation to increase without more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on internal expansion based on earned revenues from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2002. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit.

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

There have been no Submission of matters to a vote of security holders

ITEM 5. OTHER INFORMATION.

There is no other information to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

By:/s/ Nicholas Plessas

Nicholas Plessas, President

Date: May 22, 2002