Form 10QSB/A
period 2002-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2002-08-05
CIK 1110304

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

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations despite the continuing operating losses because (1) about $20,000 of its $93,505 2001 operating loss is non-cash attributable to depreciation expense, and (2) significant portions of the losses are attributable to debts owed to the related companies Penta Deltex and Green Dolphin Canada of $153,684 and $19,721, respectively at December 31, 2001. Repayment will be dictated by the availability of cash. Exclusive of this indebtedness to related parties, Green Dolphin's ratio of current assets to current liabilities at December 31, 2001 was 1.89 to 1. At March 31, 2002, this ration is 2.9 to 1. The debts to related companies are unsecured, bear no interest, and have no specific terms of repayment.

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