Form 10QSB
period 2002-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2002-08-16
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2002

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

	unaudited June 30, 2002	December 31, 2001
ASSETS
Current
Cash	$ 41,299	$ 15,243
Accounts receivable	23,090	7,252
Inventory	15,431	28,493
Prepaid expenses	1,650	1,650
	81,470	52,638
Capital
Shop equipment	9,391	9,391
Office furniture and equipment	2,783	1,558
	12,174	10,949
Less: Accumulated depreciation	5,232	4,149
	6,942	6,800
Other Assets
Trademarks and copyrights (net of amortization of $56,669, $51,669 at December 2001)	238,331	248,331
	$ 326,743	$ 307,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 26,215	$ 27,843
Due to related companies (Note 2)	176,553	173,405
	202,768	201,248
Shareholders' equity
Common stock	19,899	19,899
Additional paid in capital	336,407	336,407
(Deficit) Retained earnings	(232,331)	(249,785)
	123,975	106,521
	$ 326,743	$ 307,769

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Operations

	(unaudited) three months ended June 30,		(unaudited) three and six months ended June 30,
	2002	2001	2002	2001
Sales
Related party	140,312	90,982	172,335	239,706
Other	56,978	37,789	169,741	70,364
	197,290	128,771	342,076	310,070
Cost of sales	41,316	33,716	95,880	88,861
Gross margin	155,974	95,055	246,196	221,209

General and administrative expenses	111,960	114,454	228,742	258,211
Net Income (Loss)	44,014	(19,399)	17,454	(37,002)
Earnings per share: Basic and diluted	$-	$-	$-	$-
Net income (loss) and comprehensive income (loss) per common share	$-	$-	$-	$-
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700	19,898,700	19,898,700

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Three Months Ended June 30, 2002, and Year Ended December 31, 2001

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	Amount
Balance January 1, 2001	19,898,700	$ 19,899	$ 336,407	$ (156,280)	$ 200,026
Net income (loss) for year	-	-	-	(93,505)	(93,505)
Balance, December 31, 2001	19,898,700	$ 19,899	$ 336,407	$ (249,785)	$ 106,521
Net income (loss) for three and sixth months	-	-	-	(17,454)	(17,454)
Balance, June 30, 2002	19,898,700	$ 19,899	$ 336,407	$ (232,331)	$123,975

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001

	unaudited 2002	unaudited 2001
Net cash used in operations	$ 24,133	$ (1,634)
Investment activities: Acquisition of furniture and equipment	(1,225)	-
	(1,225)	-
Financi ng activities: Advances from (to) related company	3,148	-
	3,148	-
Increase (Decrease) in cash	26,056	(1,634)
Cash, beginning of period	15,243	13,054
Cash, end of period	$41,299	$11,420

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Notes to Financial Statements

For the six Months ended June 30, 2002

(Unaudited)

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The data underlying the Balance Sheet as of December 31, 2001 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Fixed assets and amortization

Fixed assets are recorded at cost. Amortization of the equipment is recorded using the straight-line method over the estimated lives of the related assets.

Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated amortization are removed from the accounts.

Trademarks and copyrights

Trademarks and copyrights are recorded at cost and are being amortised on a straight-line basis over their estimated useful lives.

Green Dolphin Systems Corporation

Notes to Financial Statements

For the six Months ended June 30, 2002

(Unaudited)

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

for the six months ended June 30, 2002 $ 172,335

Management fees paid or accrued to Canada

for the three months ended June 30, 2002 $ 45,000

for the six months ended June 30, 2002 $ 90,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2001 was $(249,785). During the first six months of 2002 operations, the company realised a profit of $17,454. The company however is continuing to pursue master dealership agreements. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

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

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

35% are derived from the sale of ceiling tile and wall restorer,

25% are from non-slip treatment,

25% are produced from the sale of fire retardant products, and

15% from other products.

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

The Company also expects to sign up at least two international agents during fiscal 2002. There is no known fact which would cause the expenses of operation to increase more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no Submission of matters to a vote of security holders.

ITEM 5. OTHER INFORMATION.

There is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: August 16, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President