Form 10KSB/A
period 2001-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2002-09-06
CIK 1110304

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Green Dolphin's billing and delivery policies are as follows:

International sales, that is sales to purchasers outside of North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant. They are shipped F.O.B. shipping point. Overseas Agents are responsible to assign their independent inspection service companies to inspect each shipment. North American sales are made F.O.B. the shipping point, but are made subject to the right of purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2% - 15 days, net - 30 days. On both domestic and off-shore shipments, revenues are booked when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption a different revenue recognition or damaged goods policy.

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