Form 10QSB/A
period 2002-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2002-09-06
CIK 1110304

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

	unaudited March 31, 2002	December 31, 2001
ASSETS
Current
Cash	$ 28,306	$ 15,243
Accounts receivable	24,151	7,252
Inventory	32,594	28,493
Prepaid expenses	1,650	1,650
	86,701	52,638
Capital
Shop equipment	9,391	9,391
Office furniture and equipment	2,658	1,558
	12,049	10,949
Less: Accumulated depreciation	4,690	4,149
	7,359	6,800
Other Assets
Trademarks and copyrights (net of amortization of $56,669, $51,669 at December 2001)	243,331	248,331
	$ 337,391	$ 307,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 29,671	$ 27,843
Due to related companies (Note 2)	227,759	173,405
	257,430	201,248
Shareholders' equity
Common stock	19,899	19,899
Additional paid in capital	336,407	336,407
(Deficit) Retained earnings	(276,345)	(249,785)
	79,961	106,521
	$ 337,391	$ 307,769

Green Dolphin Systems Corporation

Statements of Operations

	(unaudited) three months ended March 31
	2002	2001
Sales
Related party	$32,023	$148,724
Other	112,763	32,575
	144,786	181,299
Cost of sales	54,564	55,145
Gross margin	90,222	126,154

General and administrative expenses	116,782	143,757
Net Income (Loss)	$(26,560)	$(17,603)
Earnings per share: Basic and diluted	$-	$-
Net income (loss) and comprehensive income (loss) per common share	$-	$-
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2002, and Year Ended December 31, 2001

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	Amount
Balance January 1, 2001	19,898,700	$ 19,899	$ 336,407	$ (156,280)	$ 200,026
Net income (loss) for year	-	-	-	(93,505)	(93,505)
Balance, December 31, 2001	19,898,700	$ 19,899	$ 336,407	$ (249,785)	$ 106,521
Net income (loss) for three months	-	-	-	(26,560)	(26,560)
Balance, March 31, 2002	19,898,700	$ 19,899	$ 336,407	$ (276,345)	$ 79,961

Green Dolphin Systems Corporation

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001

	unaudited 2002	unaudited 2001
Net cash used in operations	$ (40,192)	$ (4,071)
Investment activities: Acquisition of furniture and equipment	(1,100)	-
	(1,100)	-
Financing activities: Advances from (to) related company	54,355	-
	54,355	-
Increase (Decrease) in cash	13,063	(4,071)
Cash, beginning of period	15,243	13,054
Cash, end of period	$ 28,306	$ 8,983

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January, 1999 through December 31, 2001 was $249,785. During the first three months of 2002 operations, the company realized a loss of $26,560. During that period, sales decreased from $181,299 in 2001 to $144,786, a decrease of approximately 20%. We believe this decrease in sales is attributable to (1) reduction of our staff by two employees to effect operating efficiency; and (2) the fact that we concentrated our efforts in 2001 and early 2002 to the development and manufacturing of water-based waterproof Shield Kote products used in construction and for home improvement. Sale of these products is typically slow during the first quarter of each year, but picks up substantially in the second and third quarters. The company is continuing to pursue master dealership agreements in the first quarter. These contracts appoint Master Dealers to represent Green Dolphin products in larger geographic areas than the local distributor agreements which are presently in force. Our purpose in appointing Master Dealers is to generate more widespread distribution, advertising, brand recognition, consumer awareness and promotion of Green Dolphin products. These agreement require our Master Dealers to purchase products directly from the Company which we hope will increase gross sales. We believe these dealership agreements will serve to increase sales volume, though no assurance can be given that such will be the case. We are also continuing to pursue signing up additional international agents to market Green Dolphin products offshore . Our international sales agency agreements require agents to purchase prescribed quantities of Green Dolphin products directly from the Company. We believe that these minimum purchase requirements and increased international exposure to our products will increase sales.

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