Form 10QSB/A
period 2002-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2002-09-06
CIK 1110304

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2001 was $(249,785). During the first six months of 2002 operations, the company realized a profit of $17,454. The company however is continuing to pursue master dealership agreements. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

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

Green Dolphin's billing and delivery policies are as follows.

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

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption a different revenue recognition or damaged goods policy

The Company also expects to sign up at least two international agents during fiscal 2002. There is no known fact which would cause the expenses of operation to increase more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

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

Date: September 4, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President