Form 10QSB/A
period 2002-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2002-10-07
CIK 1110304

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2001 was $(249,785). has previously been reported, the company sustained an operating loss of $26,560 during the quarter ended March 31, 2002, but realized a profit of $44,014 for the quarter ended June 30, 2002. Subtracting the first quarter loss from the second quarter profit, the company realized a profit of $17,454 for the first six months of 2002. We believe the Company's increased performance for the June 30, 2002 quarter has resulted from the fact that total sales of Green Dolphin's stone, concrete and wood stain and sealer products naturally increase during the home construction and renovation season which peaks during the second and third quarters of each year and as a result of increased activity by our dealer network and increased sales through home centers and hardware stores. Additionally, the Company slightly increased its advertising during this period and issued some special promotional materials related to these products. The company has also continued to pursue master dealership agreements. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

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

Green Dolphin continues to expect revenue growth experienced to continue through the balance of 2002 as a result of:

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

Date: October 4, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President