Form 10QSB
period 2002-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2002-11-15
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[3] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2002

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

	unaudited September 30, 2002	December 31, 2001
ASSETS
Current
Cash	$ 40,221	$ 15,243
Accounts receivable	14,114	7,252
Inventory	13,994	28,493
Prepaid expenses	1,650	1,650
	69,979	52,638
Capital
Shop equipment	9,391	9,391
Office furniture and equipment	2,783	1,558
	12,174	10,949
Less: Accumulated depreciation	5,851	4,149
	6,323	6,800
Other Assets
Trademarks and copyrights (net of amortization of $66,669, $51,669 at December 2001)	233,331	248,331
	$ 309,633	$ 307,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 12,974	$ 27,843
Due to related companies (Note 2)	146,167	173,405
	159,141	201,248
Shareholders' equity
Common stock	19,899	19,899
Additional paid in capital	336,407	336,407
(Deficit) Retained earnings	(205,814)	(249,785)
	150,492	106,521
	$ 309,633	$ 307,769

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Operations

(unaudited) three months ended September 30,	(unaudited) nine months ended September 30,

	2002	2001	2002	2001
Sales
Related party	118,917	61,769	291,252	301,474
Other	36,582	31,026	206,323	101,390
	155,499	92,795	497,575	402,864
Cost of sales	19,016	58,557	114,896	147,417
Gross margin	136,483	34,238	382,679	255,447

General and administrative expenses	109,966	58,521	338,708	316,734
Net Income (Loss)	26,517	(24,283)	43,971	(61,287)
Earnings per share: Basic and diluted	$-	$-	$-	$-
Net income (loss) and comprehensive income (loss) per common share	$-	$-	$-	$-
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700	19,898,700	19,898,700

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2002, and Year Ended December 31, 2001

Common Stock	Additional Paid In Capital	Accumulated Deficit	Total

	Shares	Amount
Balance January 1, 2001	19,898,700	$ 19,899	$ 336,407	$ (156,280)	$ 200,026
Net income (loss) for year	-	-	-	(93,505)	(93,505)
Balance, December 31, 2001	19,898,700	$ 19,899	$ 336,407	$ (249,785)	$ 106,521
Net income for nine months	-	-	-	43,971	43,971
Balance, September 30, 2002	19,898,700	$ 19,899	$ 336,407	$ (205,814)	$150,492

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001

	unaudited 2002	unaudited 2001
Net cash provided by (used in) operations	$ 53,441	$ (2,475)
Investment activities: Acquisition of furniture and equipment	(1,225)	-
	(1,225)	-
Financing activities: Advances from (to) related company	(27,238)	-
	(27,238)	-
Increase (Decrease) in cash	24,978	(2,475)
Cash, beginning of period	15,243	13,054
Cash, end of period	$40,221	$(10,579)

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Notes to Financial Statements

For the nine Months ended September 30, 2002

(Unaudited)

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

Green Dolphin Systems Corporation

Notes to Financial Statements

For the nine Months ended September 30, 2002

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

Sales from Canada for the nine months ended September 30, 2002 $ 291,252

Accounts receivable from Canada $7,517

Management fees paid or accrued to Canada

for the three months ended September 30, 2002 $ 45,000

for the nine months ended September 30, 2002 $ 135,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2001 is as previously reported at $(249,785). The company sustained an operating profit of $ 44,014 during the quarter ended June 30, 2002, and realized a profit of $ 26,517 for the quarter ended September 30, 2002. To date the Company has shown an accumulated operating profit for nine months of $ 43,971. The Company's improved performance during the September 30, 2002 quarter is consistent with the increased requirements for Green Dolphin's stone, concrete and wood stain and sealer products required by the home construction and renovation industry which peaks during the second and third quarters of each year. The increases were realized in direct sales as well as increased activity by our dealer network and sales through home centers and hardware stores. Additionally, the Company slightly increased its advertising during this period and issued some special promotional materials related to these products. The company has also continued to pursue master dealership agreements. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

Since December 2000, the Company has formalized a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company. Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user-friendly products in three primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire-retardants suitable for use on fabrics, wood and other building materials, and

(3) non-slip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

35% are derived from the sale of ceiling tile and wall restorer,

25% are from non-slip treatment,

25% are produced from the sale of fire-retardant products, and

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

The second is the increase in fire and building codes which are increasingly requiring wood, fabric and other construction and decorating materials to be fire-retardant treated. An example is NFPA Section 701 which now requires that all fabric materials, including drapes, fabric wall coverings, curtains and some furniture coverings must be treated with a fire-retardant. In 1996, the NFPA Compendium for Revision of Fire Codes published an article explaining the tightened regulations adopted in Section 701. Green Dolphin's fire-retardant products have been tested to meet applicable fire code standards.

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

Finally, use of water-borne, environmentally and user-friendly wood stain products in lieu of the solvent based products previously preferred by contractors and painters is widening according to the Rauch Guide utilized by trade professionals.

Green Dolphin is aggressively working to increase its markets by use of two primary devices.

First, it is increasing the size of its market for ceiling and wall cleaners, fire-retardant and non-slip floor treatment products by aggressively working to increase the number of product distributors from the present level of twenty-five to thirty distributors by the end of the year. This is being done through increased participation in trade shows, trade journal advertising and face-to-face presentations.

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be an increase in projected gross revenue in 2002 over 2001. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses. Additionally, three restoration products with high profit margins have been emphasized in 2002. Enhanced advertising and presentations, establishment of restoration companies, and change in product mix have greatly contributed to an increase in the gross profit margin from 36.9% to 87.7% for the nine months ended September 30, 2001 and 2002 respectively. General and administrative expenses were significantly higher for the nine months ended September 30, 2002 as opposed to 2001. Due to these increased expenses, which are partially attributable to enhanced advertising and presentations, the net income to sales percentage of 17.1% for the nine months ending September 30, 2002 is notably lower than the percentage of 47.4% achieved for the same period in 2001.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin continues to expect revenue growth through the balance of 2002 as a result of:

(1) increased tradeshow and trade journal advertising,

(2) increased sales by current dealers and distributors, who have been appointed during the last few months,

(3) appointment of additional dealers and distributors,

(4) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products. Green Dolphin's billing and delivery policies are as follows: International sales, that is sales to purchasers outside of North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant. They are shipped F.O.B. shipping point. Overseas agents are responsible to assign their independent inspection service companies to inspect each shipment. North American sales are made F.O.B. shipping point, but are made subject to the right of purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2% - 15 days, net - 30 days. On both domestic and offshore shipments, revenues are booked when the goods are shipped.

On both domestic and offshore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of a different revenue recognition or damaged goods policy.

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

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on earned revenues from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2002. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit.

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

ITEM 5. OTHER INFORMATION.

There is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: November 15, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President