Form 10KSB/A
period 2002-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2003-04-28
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31233

GREEN DOLPHIN SYSTEMS CORPORATION

(Name of Small Business in its charter)

DELAWARE 88-0432539

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2338 W Beaver Creek Rd., Powell, TN 37849

(Address of principal executive offices) (Zip Code)

Issuer's Telephone number: (888) 379-8693

Securities registered Under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X ]No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year: $590,673

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,898,700 common shares as of December 31, 2002.

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

2

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

No matters were submitted to a vote of security holders of Green Dolphin during the year 2002.

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

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace less than $500 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption a different revenue recognition or damaged goods policy

Green Dolphin had gross sales of $461,349 during fiscal 2001 and sustained a pre-tax operating loss of $93,505 during that year. In fiscal 2002, sales increased to $590,673 and the operating loss decreased to $53,372. Gross profits rose from $225,686 in 2001 to $279,427 in 2002, but general and administrative expenses rose from $319,191 in 2001 to $332,799 in 2002. The Company's cash position rose from $15,243 in 2001 to $44,060 in 2002. The additional expenditures in general and administrative expenses are attributable to two things: increased presentations at trade shows and increased advertising in trade journals. Both categories of expenditures have resulted in increased sales after the expenditures were made. Management believes that additional increases in gross sales will result from expenditures made in fiscal 2002. Management intends to continue spending as much money as possible on additional trade show presentations and trade journal advertising, so general and administrative expenses are expected to rise in 2003. Management believes these additional expenditures will be more than offset by increased sales.

The Company's financial statements do not express, and management does not believe there presently exists a substantial question about Green Dolphin's ability to continue as a going concern. Notwithstanding the existence of a $53,372 gross operating loss in fiscal 2002. Efficiencies have been made by reducing inventories. We believe what we expect to be modest increases in sales which should result from trade show expenditures and advertising payments already made, and careful attention to increasing such expenditures only when warranted by operating revenues, will permit us to continue operating without additional debt or equity financing during the coming year.

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

(1) Audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended.

Independent Auditors' Report

To the Board of Directors and Stockholders

Green Dolphin Systems Corporation

Powell, Tennessee

We have audited the accompanying balance sheets of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/

RODEFER MOSS & CO, PLLC

Knoxville, Tennessee

April 9, 2003

GREEN DOLPHIN SYSTEMS CORPORATION

Balance Sheet

December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Cash	$44,060	$ 15,243
Accounts receivable, net	10,276	7,252
Inventory	15,490	28,493
Prepaid expenses	-	1,650
Total current assets	69,826	52,638
Property and Equipment
Shop equipment	9,391	9,391
Office furnishings and equipment	2,783	1,558
Less: accumulated depreciation	(6,470)	(4,149)
Total property and equipment	5,704	6,800
Other Assets
Trademarks and copyrights, net of amortization of $71,667 and $51,667	228,331	248,331
Total other assets	228,331	248,331
Total assets	$303,861	$ 307,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 32,083	$ 16,726
Accrued liabilities	601	8,117
Due to officer	-	3,000
Due to related companies	218,028	173,405
Total current liabilities	250,712	201,248
Stockholders' Equity
Capital stock ($.001 par value, 100,000,000 shares authorized, 19,898,700 issued and outstanding)	19,899	19,899
Additional paid-in capital	336,407	336,407
Accumulated deficit	(303,157)	(249,785)
Total stockholders' equity	53,149	106,521
Total liabilities and stockholders' equity	$ 303,861	$ 307,769

See Notes to Financial Statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Operations

December 31, 2002 and 2001

	2002	2001
Sales
Related party	$ 337,688	$ 331,489
Other	252,985	129,860
Total sales	590,673	461,349
Cost of Sales	311,246	235,663
Gross profit	279,427	225,686
General and Administrative Expenses	332,799	319,191
Net loss before income taxes	(53,372)	(93,505)
Income Taxes	-	-
Net loss	($ 53,372)	($ 93,505)
Earnings (loss) per share:
Basic and diluted	($ -)	($ - )
Basic and diluted weighted average shares outstanding	19,898,700	19,898,700

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Changes in Stockholders' Equity

December 31, 2002 and 2001

	Common stock Shares Amount		Additional Paid In Capital	Accumulated Deficit	Total
Balances at January 1, 2001	19,898,700	$19,899	$336,407	($156,280)	$200,026
Net Loss	-	-	-	(93,505)	(93,505)
Balance at December 31, 2001	19,898,700	$19,899	$336,407	($249,785)	106,521
Net Loss	-	-	-	953,372)	(53,272)
Balances at December 31, 2002	19,898,700	$19,899	$336,407	($303,157)	53,149

See notes to financial statements.

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Cash Flows

December 31, 2002 and 2001

	2002	2001
Cash Flows From Operating Activities		)
Net loss	($ 53,372)	($ 93,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,321	20,317
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,024)	45,781
(Increase) decrease in inventory	13,003	11,348
Decrease in prepaid assets	1,650	-
Increase (decrease) in accounts payable	15,357	(14,657)
Increase in accrued expenses	(7,516)	7,705
Increase in due to officer	(3,000)	3,000
Net cash used in operating activities	(14,581)	(20,011)
Cash Flows From Investing Activities
Purchases of fixed assets	(1,225)	-
Net cash flows from investing activities	(1,225)	-
Cash Flows From Financing Activities
Net borrowings (repayments) to related companies	44,623	22,200
Net cash flows used in financing activities	44,623	22,200
Increase in cash and cash equivalents	28,817	2,189
Cash and cash equivalents, at the beginning of the year	15,243	13,054
Cash and cash equivalents, at the end of the year	$ 44,060	$ 15,243

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

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2002 and 2001.

Use of Estimates - The preparation of financial statements in accordance with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over fifteen years. Amortization expense for the years ended December 31, 2002 and 2001 were $20,000 and $18,333, respectively. The estimated aggregate amortization expense for each of the five succeeding years is $20,000 annually. Included among these acquired intangible assets are the Company's name and the following proprietary trademarks and tradenames and their formulations: Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Rain Guard, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000. Intangible assets are subjected to a test to determine whether the cost of the assets remain recoverable. To make the estimates, the Company relies on sales trends and a competitive analysis of its proprietary products in the marketplace.

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

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002 and 2001 were approximately $3,493 and $5,300, respectively.

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

Statement of Cash Flows Supplemental Disclosure - The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible into cash without significant loss due to penalties to be cash equivalents. No interest or income taxes were paid during the years ended December 31, 2002 and 2001.

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

NOTE 2  STRUCTURE OF REPORTING ENTITY

On February 7, 2000, and in March 2000, Traveler's Infocenter, Inc. ("TIFC"), a Delaware corporation, completed the acquisition of all the outstanding stock of Green Dolphin Systems Corporation ("Nevada"), a Nevada corporation, in exchange for 11,385,640 shares of TIFC's common stock. TIFC was subsequently renamed Green Dolphin Systems Corporation ("Delaware"). As a result of the acquisition, Nevada became a subsidiary of Delaware. Upon consummation of the transaction the existing shareholders of Nevada held a majority of the voting power of Delaware.

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

Concurrent with the acquisition, TIFC affected a reverse one (1) share for ten (10) shares split of its then outstanding 5,130,600 shares so that the restated common shares outstanding were 513,060. Additionally, Delaware amended its corporate charter to authorize issuance of up to 100,000,000 shares of its common stock and restated the par value of its stock from $.01 per share to $.001 per share.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Financial instruments that potentially subject the Company to concentrations of credit risk consist additionally of accounts receivable. The Company's customers are geographically disbursed but are concentrated in the cleaning industry.

The Company conducts a screening of potential customers before extending credit and generally does not require collateral for its trade receivables or for advances made to related companies.

NOTE 4 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. In compensation for obtaining much of its customer base through Canada efforts, fees of $180,000 were paid in each of 2002 and 2001 to the related company.

Amounts due to related companies included on the balance sheets at December 31, 2002 and 2001 as $218,028 and $173,405, respectively, consists of amounts payable to related companies, Canada and Penta-Deltex, which share substantially common ownership and management with the Company. Pursuant to an agreement dated April 21, 1999, the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2002 and 2001 was $153,683.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

NOTE 5 - COMMITMENTS

The company leases its administrative and warehouse space under a lease expiring on November 30, 2004. The annual future minimum lease payments under this non-cancelable operating lease are as follows:

2003 33,960

2004 31,130

Rent expense totaled $35,622 and $35,532 in 2002 and 2001, respectively.

GREEN DOLPHIN SYSTEMS CORPORATION

NOTES TO FINANCIAL STATEMENTS NOTE 6 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

At December 31, 2002, the Company has available net operating loss (NOL) carryforwards, expiring at various dates through 2020, of approximately $1,550,000. These carryforwards may be used to offset future taxable income.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2002 and 2001 arising from its NOL carryforwards.

The income tax (provision) benefit for the years ended December 31, 2002 and 2001, consisted of the following:
	2002	2001
Net operating loss carryforwards	$ 12,000	$ 38,000
Change in valuation reserve	(12,000)	(38,000)
Total	$ -	$ -

Total deferred tax assets at December 31, 2002 and 2001 consist of the following:
	2002	2001
Deferred tax assets	$ 582,000	$ 570,000
Valuation reserve	(582,000)	(570,000)
Total	$ -	$ -

NOTE 7 - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2002 and 2001 is as follows:
	2002	2001
Canadian	$ 337,688	$331,488
United States	$ 252,985	$129,861

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:
Name	Age	Position	Date Held
Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	49	President/CEO, director	January 1999
Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	46	Vice President/Secretary/ Director	January 1999
Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	52	Vice President	January 1999
Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	75	Director	January 1999
William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	62	Director	February 2000
Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	75	Director	January 1999

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
Name	Principal Positions	Year	Salary	Bonus	Stock Awarded
Nicholas Plessas	President/CEO Director	2002	$25,000	-0-	0 Shares
		2001	$25,000	-0-	0 Shares
		2000	$25,000	-0-	6,685,000 Shares
		1999	$41,600	-0-	0 Shares
Thomas J. Rowen	Vice President Secretary Director	2002	$28,000	-0-	0 Shares
		2001	$22,000	-0-	0 Shares
		2000	$39,000	-0-	1,000,000 Shares
		1999	$39,000	-0-	0 Shares
Maxwell Labrooy	Vice President	2002	$38,000	-0-	0 Shares
		2001	$38,000	-0-	0 Shares
		2000	$39,000	-0-	300,000 Shares
		1999	$36,400	-0-	0 Shares
William Kefalas	Director	2002	$5,000	-0-	0 Shares
		2001	$15,000	-0-	0 Shares
		2000	-0-	5% of Gross Sales	150,000 Shares
		1999	$ 5,000	-0-	0 Shares
Dr. Adolph Hochstim*	Director	2002	$2,000	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	100,000 Shares
		1999	$ 5,000	-0-	0 Shares
Robert McDonald	Director	2002	-0-	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	150,000 Shares
		1999	-0-	-0-	0 Shares

* Dr. Hochstim receives an additional $100.00 per hour for consulting the company when needed.

There are additional key employees who work for Green Dolphin, Canada who receive $68,500.00 annual salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 19,898,700 issued and outstanding shares of the Company as of December 31, 2002.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2002 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

ITEM 13. INDEX TO EXHIBITS
Item
Exhibit (3)(ii)	By-Laws of Green Dolphin Systems Corporation
Exhibit (16)	Letters on change in certifying accountant
Exhibit 99(1)	Certificate of CFO and CEO

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: April 15, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas, President