Form 10QSB
period 2003-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2003-05-15
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2003

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

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

unaudited
	March 31,2003	December 31, 2002
ASSETS
Current
Cash	$ 39,993	$ 44,060
Accounts receivable	25,940	10,276
Inventory	18,593	15,490
Prepaid expenses	-	-
	84,526	69,826
Capital
Shop equipment	9,391	9,391
Office furniture and equipment	2,783	2,783
	12,174	12,174
Less: Accumulated depreciation	7,011	6,470
	5,163	5,704
Other Assets
Trademarks and copyrights (net of amortization of $76,667, $71,667 at December 2002)	223,331	228,331
	$ 313,020	$ 303,861
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 32,031	$ 32,684
Due to related companies (Note 2)	253,586	218,028
	285,617	250,712
Stockholders' equity
Common stock	19,899	19,899
Additional paid in capital	336,407	336,407
(Deficit) Retained earnings	(328,903)	(303,157)
	27,403	53,149
	$ 313,020	$ 303,861

Green Dolphin Systems Corporation

Statements of Operations

(unaudited) three months ended March 31,
2003	2002
Sales
Related party	$85,788	$32,023
Other	77,240	112,763
163,028	144,786
Cost of sales	75,834	54,564
Gross margin	87,194	90,222

General and administrative expenses	112,940	116,782
Net Income (Loss)	$(25,746)	$(26,560)
Earnings per share: Basic and diluted
Net income (loss) and comprehensive income (loss) per common share
Basic and diluted weighted average shares outstanding

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2003 (unaudited), and Year Ended December 31, 2002
	Common Stock Shares	Common Stock Amount	Additional Paid- in Captial	Accumulated Deficit	Total
Balance, January 1, 2002	19,898,700	$ 19,899	$ 336,407	$ (249,785)	$ 106,521
Net income (loss) for year	-	-	-	(53,372)	(53,372)
Balance, December 31, 2002	19,898,700	$ 19,899	$ 336,407	$ (303,157)	$ 53,149
Net income (loss) for three months				(25,746)	(25,746)
Balance, March 31, 2003	19,898,700	$ 19,899	$ 336,407	$ (328,903)	$ 27,403

Green Dolphin Systems Corporation

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

	unaudited 2003	unaudited 2002
Net cash used in operations	$ (39,625)	$ (40,192)
Investment activities
Acquisition of furniture and equipment	-	(1,100)
Financing activities	-	(1,100)
Advances from related company	35,558	54,355
	35,558	54,355
(Decrease) Increase in cash	(4,067)	13,063
Cash, beginning of period	44,060	15,243
Cash, end of period	$ 39,993	$ 28,306

Green Dolphin Systems Corporation

Notes to Financial Statement

For the three months ended March 31, 2003 and 2002

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The data underlying the Balance Sheet as of December 31, 2002 and the Statement of Stockholders' Equity for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

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

Management fees paid or accrued to Canada for the three months ended March 31, 2003 $45,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2002 as previously reported at $(303,157). The company realized an operating loss of $25,746 during the three months ended March 31, 2003, which is comparable to the results for the same period last year. The dealership agreements serve to maximize the leverage of the sales efforts of the company's sales force.

Since December 2000, the Company has formalized a sales agency agreement with "Canada" to compensate Canada a commission at the rate of 12% of all sales generated to the benefit of the company. Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user friendly products in four primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire retardants suitable for use on fabrics, wood and other building materials, and

(3) non-slip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces.

(4) laundry additives and solutions

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

35% are derived from the sale of ceiling tile and wall restorer,

15% are from non-slip treatment,

15% are produced from the sale of fire retardant products,

25% from laundry additives, and,

10% from other products.

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

Second, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. This has been a significant factor in contributing to what is expected to be an increase in projected gross revenue in 2003 over 2002. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue growth to continue through the balance of 2003 as a result of:

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

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy

The Company also expects to sign additional international agents during fiscal 2003. There is no known fact which would cause the expenses of operation to increase more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on internal expansion from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2003. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: May 14, 2003 By:/s/ Nicholas Plessas

Nicholas Plessas, President