Form 10QSB
period 2003-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2003-08-19
CIK 1110304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                       For the Quarter Ended June 30, 2003
                                             -------------

                        Commission File Number 000-31233
                                               ---------

                        Green Dolphin Systems Corporation
                        ---------------------------------
                     (Name of Small Business in its Charter)





            Delaware                                          88-0432539
            --------                                          ----------
(State or other jurisdiction of                              IRS Employer
 incorporation or organization)                           Identification No.





2338 W Beaver Creek Rd., Powell, TN                               37849
-----------------------------------                               -----
(Address of principal executive offices)                        (Zip code)

Issuer's Telephone number: (888) 379-8693
                           --------------

Transitional Small business Disclosure Format (Check one):  Yes [ ]  No [X]

                        Green Dolphin Systems Corporation

                                      INDEX

    CONTENTS                                                                                        Page
    --------                                                                                        ----
PART I                                                                                                3
------

Item 1.  Financial Statements                                                                         3

         Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002                            3

         Statements of Operations for the three and six months ended June 30, 2003
         (unaudited) and 2002 (unaudited)                                                             4

         Statements of Changes in Stockholders' Equity (Deficit) for the six months
         ended June 30, 2003 (unaudited) and the year ended December 31, 2002                         5

         Statements of Cash Flows for the six months ended June 30, 2003
         (unaudited) and 2002 (unaudited)                                                             6

         Notes to Financial Statements                                                              7 - 8

Item 2.  Management's Discussion and Analysis or Plan of Operation                                    9

PART II                                                                                               11
-------

Item 1.  Legal Proceedings.                                                                           11

Item 2.  Changes in Securities.                                                                       11

Item 3.  Defaults Upon Senior Securities.                                                             11

Item 4.  Submission of Matters to a Vote of Security Holders.                                         11

Item 5.  Other Information.                                                                           11

Item 6.  Exhibits and Reports On Form 8-K.                                                            11

Signature                                                                                             11

PART I
------

Item 1.  Financial Statements

                                              Green Dolphin Systems Corporation
                                                       Balance Sheets


                                                                                    unaudited
                                                                                     June 30,         December 31,
ASSETS                                                                                 2003               2002
                                                                                 --------------      -------------
Current
   Cash                                                                          $       27,984      $      44,060
   Accounts receivable                                                                   20,933             10,276
   Inventory                                                                             25,180             15,490
   Prepaid expenses                                                                           -                  -
                                                                                 --------------      -------------
                                                                                         74,097             69,826
                                                                                 --------------      -------------
Furniture and Equipment
   Shop equipment                                                                         9,391              9,391
   Office furniture and equipment                                                         2,783              2,783
                                                                                 --------------      -------------
                                                                                         12,174             12,174
      Less:  Accumulated depreciation                                                     7,474              6,470
                                                                                 --------------      -------------
                                                                                          4,700              5,704
                                                                                 --------------      -------------
Other Assets
   Trademarks and copyrights
        (net of amortization of $81,667 and $71,667, respectively)                      218,331            228,331
                                                                                 --------------      -------------
                                                                                 $      297,128      $     303,861
                                                                                 ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
    Accounts payable and accrued liabilities                                     $       22,151      $      32,684
    Due to related companies (Note 2)                                                   295,192            218,028
                                                                                 --------------      -------------
                                                                                        317,343            250,712
                                                                                 --------------      -------------

Stockholders' equity (Deficit)
   Common stock                                                                          19,899             19,899
   Additional paid in capital                                                           336,407            336,407
   Accumulated Deficit                                                                 (376,521)          (303,157)
                                                                                 --------------      -------------
                                                                                        (20,215)            53,149
                                                                                 --------------      -------------
                                                                                 $      297,128      $     303,861
                                                                                 ==============      =============

















    The accompanying notes are an integral part of these financial statements

                                                   Green Dolphin Systems Corporation
                                                       Statements of Operations



                                                            (unaudited)                        (unaudited)
                                                        three months ended                  six months ended
                                                             June 30,                            June 30,
                                                       2003            2002               2003            2002
                                                       ----            ----               ----            ----
Sales
    Related party                                 $     77,187    $    140,312     $    162,975   $     172,335

    Other                                               44,272          56,978          121,512         169,741

                                                       121,459         197,290          284,487         342,076

Cost of sales                                           64,137          41,316          139,971          95,880

Gross margin                                            57,322         155,974          144,516         246,196

General and administrative expenses                    104,940         111,960          217,880         228,742

Net Income (Loss)                                 $    (47,618)   $     44,014     $    (73,364)  $      17,454

Earnings per share:
     Basic and diluted                            $          -    $          -     $          -   $           -

Net income (loss) and comprehensive
     income (loss) per common share               $          -    $          -     $          -   $           -

Basic and diluted weighted average
     shares outstanding                             19,898,700      19,898,700       19,898,700      19,898,700





























    The accompanying notes are an integral part of these financial statements

                                             Green Dolphin Systems Corporation
                                  Statements of Changes in Stockholders' Equity (Deficit)
                   For the Six Months Ended June 30, 2003 (unaudited), and Year Ended December 31, 2002




                                                                       Additional
                                             Common Stock               Paid- in       Accumulated
                                        Shares           Amount          Captial         Deficit         Total
                                    --------------   --------------  --------------  --------------  --------------
Balance, January 1, 2002                19,898,700   $       19,899  $      336,407  $     (249,785) $      106,521
                                    --------------   --------------  --------------  --------------  --------------

Net income (loss)                                -                -               -         (53,372)        (53,372)
                                    --------------   --------------  --------------  --------------  --------------

Balance, December 31, 2002              19,898,700   $       19,899  $      336,407  $     (303,157) $       53,149
                                    --------------   --------------  --------------  --------------  --------------

Net income (loss)                                -                -               -         (73,364)        (73,364)
                                    --------------   --------------  --------------  --------------  --------------

Balance, June 30, 2003                  19,898,700   $       19,899  $      336,407  $     (376,521) $      (20,215)
                                    ==============   ==============  ==============  ==============  ==============



































    The accompanying notes are an integral part of these financial statements

                                            Green Dolphin Systems Corporation
                                                Statements of Cash Flows
                                     For the six months ended June 30, 2003 and 2002



                                                                                    unaudited          unaudited
                                                                                       2003              2002
                                                                                 --------------      --------------
Net cash from operations                                                         $      (93,240)     $       24,133
                                                                                 --------------      --------------

Investment activities
    Acquisition of furniture and equipment                                                    -              (1,225)
                                                                                 --------------      --------------

                                                                                              -              (1,225)
                                                                                 --------------      --------------

Financing activities
    Advances from related company                                                        77,164               3,148
                                                                                 --------------      --------------

                                                                                         77,164               3,148
                                                                                 --------------      --------------

(Decrease) Increase in cash                                                             (16,076)             26,056

Cash, beginning of period                                                                44,060              15,243
                                                                                 --------------      --------------

Cash, end of period                                                              $       27,984      $       41,299
                                                                                 ==============      ==============




























    The accompanying notes are an integral part of these financial statements

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                     For the six Months Ended June 30, 2003
                                   (Unaudited)



1.  Significant accounting policies

      Basis of Presentation

         The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

         The data underlying the Balance Sheet as of December 31, 2002 and the Statement of Stockholders' Equity (Deficit) for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

      Fixed assets and depreciation

         Fixed assets are recorded at cost. Depreciation of the equipment is recorded using the straight-line method over the estimated lives of the related assets.

         Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated depreciation are removed from the accounts.

      Trademarks and copyrights

         Trademarks and copyrights are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives.

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                     For the six Months Ended June 30, 2003
                                   (Unaudited)


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

               Sales by related party
                          for the three months ended June 30, 2003                     $          77,187
                          for the six months ended June 30, 2003                       $         162,975

               Commissions paid or accrued to Canada
                          for the three months ended June 30, 2003                     $          45,000
                          for the six months ended June 30, 2003                       $          90,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2002 was $303,157 as previously reported. The company realized further operating losses of $73,364 during the six months ended June 30, 2003. Part of the loss incurred to date was due to a distributor closing operations, which resulted in uncollectible receivables.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user friendly products in four primary areas:

        (1) products for the cleaning and remediation of ceiling and wall tiles,
        (2) fire retardants suitable for use on fabrics, wood and other building materials,
        (3) non-slip products suitable for use on tile, concrete, linoleum, and most other flooring surfaces, and
        (4) laundry additives and solutions.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues,

        35% are derived from the sale of ceiling tile and wall restorer, 15% are from non-slip treatment,
        15% are produced from the sale of fire retardant products, 25% from laundry additives, and,
        10% from other products.

As funding is available, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house sales personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin is aggressively working to increase its markets by use of two primary devices. First, it is increasing the size of its market for ceiling and wall cleaners, fire retardant and non-slip floor treatment products by aggressively working to increase the number of product distributors from the present level of twenty-five by the end of the year. This is being done through increased participation in trade shows, trade journal advertising and face-to-face presentations. The company is also seeking to provide more input to the dealership sales force to help them better market the company's product.

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

Green Dolphin expects revenue to increase by the end of 2003 as a result of:

        (1) response to tradeshow and trade journal advertising,
        (2) appointment of additional dealers and distributors,

        (3) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin products. Green Dolphin's billing and delivery policies are as follows. International sales, that is sales to purchasers outside of North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant. They are shipped F.O.B. shipping point. Overseas Agents are responsible to assign their independent inspection service companies to inspect each shipment. North American sales are made F.O.B. shipping point, but are made subject to the right of purchasers to inspect and either accept or reject damaged shipments within seven
            (7) days of receipt. Terms of payment on domestic shipments are 2% - 15 days, net - 30 days. On both domestic and off-shore shipments, revenues are booked when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy

The Company also expects to sign additional international agents consistently over the next eighteen months. There is no known fact which would cause the expenses of operation to increase more than corresponding increases in revenues. Though the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

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

Controls and Procedures

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

        31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three month period ending June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION


Date: August 19, 2003                             By:/s/ Nicholas Plessas
                                                  ---------------------------
                                                  Nicholas Plessas, President