Form 10QSB
period 2003-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2003-11-14
CIK 1110304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                    For the Quarter Ended September 30, 2003

                        Commission File Number 000-31233

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


                                    CONTENTS
                                                                                                   Page
                                                                                                   ----
PART I                                                                                               3
------

ITEM 1. Financial Statements                                                                         3

        Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002                       3

        Statements of operations three and nine months ended September 30, 2003
        (unaudited) and 2002 (unaudited)                                                             4

        Statements of Changes in Stockholders' Equity (Deficit) for the nine months
        ended September 30, 2003 (unaudited) and the year ended December 31, 2002                    5

        Statements of Cash Flows for the nine months ended September 30, 2003
        (unaudited) and 2002 (unaudited)                                                             6

        Notes to Financial Statements                                                              7 - 8

ITEM 2: Management's Discussion and Analysis or Plan of Operation                                    9

ITEM 3: Controls and Procedures                                                                      11

PART II                                                                                              11
-------

ITEM 1. Legal Proceedings.                                                                           11

ITEM 2. Changes in Securities.                                                                       11

ITEM 3. Defaults Upon Senior Securities.                                                             11

ITEM 4. Submission of Matters to a Vote of Security Holders.                                         11

ITEM 5. Other Information.                                                                           11

ITEM 6. Exhibits and Reports On Form 8-K.                                                            11

Signature                                                                                            12

PART I
------

Item 1.  Financial Statements
         --------------------

                        Green Dolphin Systems Corporation
                                 Balance Sheets
                                 --------------


                                                                                   unaudited
                                                                                  September 30,       December 31,
ASSETS                                                                                2003               2002
------                                                                                ----               ----
Current
   Cash                                                                          $       40,066      $      44,060
   Accounts receivable                                                                   65,717             10,276
   Inventory                                                                             18,488             15,490
   Prepaid expenses                                                                          --                 --
                                                                                 --------------      --------------
                                                                                        124,271             69,826
                                                                                 --------------      --------------
Capital
   Shop equipment                                                                         9,391              9,391
   Office furniture and equipment                                                         2,951              2,783
                                                                                 --------------      --------------
                                                                                         12,342             12,174
      Less:  Accumulated depreciation                                                     8,479              6,470
                                                                                 --------------      --------------
                                                                                          3,863              5,704
                                                                                 --------------      --------------
Other Assets
   Trademarks and copyrights
        (net of amortization of $86,667 and $71,667 respectively)                       213,331            228,331
                                                                                 --------------      --------------
                                                                                 $      341,465      $     303,861
                                                                                 ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
    Accounts payable and accrued liabilities                                     $       42,458      $      32,684
    Due to related companies (Note 2)                                                   320,351            218,028
                                                                                 --------------      --------------
                                                                                        362,809            250,712
                                                                                 --------------      --------------

Stockholders' equity (Deficit)
   Common stock                                                                          21,849             19,899
   Additional paid in capital                                                           568,457            336,407
   (Accumulated Deficit) Retained earnings                                             (611,650)          (303,157)
                                                                                 --------------      --------------
                                                                                        (21,344)            53,149
                                                                                 --------------      --------------
                                                                                 $      341,465      $     303,861
                                                                                 ==============      ==============














              The accompanying notes are an integral part of these
                         unaudited financial statements

                        Green Dolphin Systems Corporation
                            Statements of Operations
                            ------------------------



                                                             (unaudited)                         (unaudited)
                                                         three months ended                   nine months ended
                                                            September 30,                       September 30,
                                                         2003            2002                2003            2002
                                                         ----            ----                ----            ----
Sales

    Related party                                   $    132,454    $    118,917       $    295,429    $    291,252

    Other                                                112,383          36,582            233,895         206,323

                                                         244,837         155,499            529,324         497,575

Cost of sales                                            114,759          19,016            254,730         114,896

Gross margin                                             130,078         136,483            274,594         382,679


General and administrative expenses                      365,209         109,966            583,087         338,708

Net Income (Loss)                                   $   (235,131)   $     26,517       $   (308,493)   $     43,971

Earnings per share:

     Basic and diluted                              $      (0.01)   $         --       $      (0.02)   $         --

Net income (loss) and comprehensive

     Income (loss) per common share                 $      (0.01)   $         --       $      (0.02)   $      (0.02)

Basic and diluted weighted average

     shares outstanding                               21,848,700      19,898,700         20,548,700      19,898,700






















              The accompanying notes are an integral part of these
                         unaudited financial statements

                        Green Dolphin Systems Corporation
             Statements of Changes in Stockholders' Equity (Deficit)
             -------------------------------------------------------
            For the Nine Months Ended September 30, 2003 (unaudited),
                        and Year Ended December 31, 2002




                                                                  Additional
                                             Common Stock           Paid-in    Accumulated
                                         Shares        Amount       Captial      Deficit       Total
                                         ------        ------       -------      -------       -----
Balance, January 1, 2002                19,898,700   $   19,899   $  336,407   $ (249,785)   $  106,521
                                        ----------   ----------   ----------   ----------    ----------


Net income (loss) for year                      --           --           --      (53,372)      (53,372)
                                        ----------   ----------   ----------   ----------    ----------


Balance, December 31, 2002              19,898,700   $   19,899   $  336,407   $ (303,157)   $   53,149
                                        ----------   ----------   ----------   ----------    ----------

Issuance of common shares:
    July 2003 (note 3)                   1,950,000        1,950      232,050           --       234,000

Net income (loss)                               --           --           --     (308,493)     (308,493)
                                        ----------   ----------   ----------   ----------    ----------


Balance, September 30, 2003             19,898,700   $   19,899   $  568,457   $ (611,650)   $  (21,344)
                                        ==========   ==========   ==========   ==========    ==========

































              The accompanying notes are an integral part of these
                         unaudited financial statements

                        Green Dolphin Systems Corporation
                            Statements of Cash Flows
                            ------------------------
              For the nine months ended September 30, 2003 and 2002



                                                                  unaudited    unaudited
                                                                     2003        2002
                                                                     ----        ----
Net cash used in operations                                       $(106,317)   $  53,441
                                                                  ---------    ---------

Investment activities
    Acquisition of furniture and equipment                               --       (1,225)
                                                                  ---------    ---------

                                                                         --       (1,225)
                                                                  ---------    ---------

Financing activities
    Advances from related company                                   102,323      (27,238)
                                                                  ---------    ---------

                                                                    102,323      (27,238)
                                                                  ---------    ---------

(Decrease) Increase in cash                                          (3,994)      24,978

Cash, beginning of period                                            44,060       15,243
                                                                  ---------    ---------

Cash, end of period                                               $  40,066    $  40,221
                                                                  =========    =========

































              The accompanying notes are an integral part of these
                         unaudited financial statements

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                  For the nine Months Ended September 30, 2003
                                   (Unaudited)

1. Significant accounting policies

      Basis of Presentation

         The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                  For the nine Months Ended September 30, 2003
                                   (Unaudited)

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

               Sales by related party
                          for the nine months ended September 30, 2003                 $         295,429

               Management fees paid or accrued to Canada
                          for the three months ended September 30, 2003                $          45,000
                          for the nine months ended September 30, 2003                 $         135,000

 3. Stockholders' Equity

      On July 1, 2003, the company issued 1,950,000 shares of common stock with a fair value of $234,000 as payment for consulting services.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The operating loss from inception in January 1999 through December 31, 2002 was $303,157 as previously reported. The company realized further operating losses of $308,493 during the nine months ended September 30, 2003, including a non-cash charge of $234,000 to reflect the issuance of 1,950,000 shares of common stock in exchange for consulting services. Part of the cash loss incurred in the year to date was due to a distributor closing operations, which resulted in uncollectible receivables. However, the company has shown a 6% sales increase from the same period of last year.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user-friendly products in four primary areas:

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

As funding is available, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin is aggressively working to increase its markets by use of two primary devices. First, it is increasing the size of its market for ceiling and wall cleaners, fire retardant and non-slip floor treatment products by aggressively working to increase the number of product distributors from the present level of twenty-five by the end of the year. This is being done through increased participation in trade shows, trade journals advertising and face-to-face presentations. The company is also seeking to provide more input to the dealership sales force to help them better market the company's product.

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

Green Dolphin expects revenue to increase by the end of 2003 as a result of:

     (1) response to tradeshow and trade journal advertising,
     (2) appointment of additional dealers and distributors,
     (3) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin's billing and delivery policies are as follows. International sales, that is sales to purchasers outside North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant. They are shipped F.O.B. shipping point. Overseas Agent are responsible to assign their independent inspection service companies to inspect each shipment. North America sales are made F.O.B. shipping point, but are made subject to the right of the purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2%-15 days, net-30 days. On both domestic and off-shore shipments, revenues are booked when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $283.16 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy.

The Company also expects to sign additional international agents consistently over the next eighteen months. There is no known fact which would cause the expenses of operation to increase more than corresponding increases in revenues. Through the volume of sales fluctuates somewhat from quarter to quarter, those fluctuations are not seasonal. They result from natural variations in selling success, which are typical of companies involved in product distribution.

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

The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission in July of 2003. The registration statement effected the registration of a total of 1,950,000 common shares in the capital stock of the Company. The common shares so registered were issued in consideration for consulting services rendered to the Company pursuant to the terms of 3 separate consulting agreements which were entered into by the Company in May of 2003. The issuance of these 1,950,000 common shares increased the Company's issued capital to 21,848,700 common shares.

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others:

     (1) The uncertainty of additional financing;
     (2) The start-up posture of the Company;
     (3) The limited scope of the present market for the Company's products, and
     (4) The early stage of execution of its business plan.

Furthermore, there is no present trading market for Green Dolphin shares, and development of such a trading market will likely be restricted by the application of the "Penny Stock Rules" which prohibit securities brokers from soliciting transaction in shares of small issuers whose shares are traded at prices below $5 per share.

ITEM 3:

Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

         Green Dolphin's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 13, 2003, and they have concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2003.

PART II
-------

ITEM 1. LEGAL PROCEEDINGS.

To the best of the Company's knowledge, the Company is not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

On July 1, 2003, Green Dolphin issued 1,950,000 shares of its common stock to a consultant in exchange for consulting services. Inasmuch as the consultant was a sophisticated party, had access to relevant information pertaining to the Company and had the ability to bear the economic risk of the transaction, the issuance was undertaken in compliance with Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no Submission of matters to a vote of security holders.

ITEM 5. OTHER INFORMATION.

There is no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION


Date: November 13, 2003                         By:/s/ Nicholas Plessas
                                                   ---------------------------
                                                   Nicholas Plessas, President