Form 10KSB
period 2003-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2004-04-14
CIK 1110304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-31233

                        GREEN DOLPHIN SYSTEMS CORPORATION
                        ---------------------------------
                     (Name of Small Business in its charter)

             DELAWARE                                       88-0432539
             --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                     7160 Small Creek Way, Powell, TN 37849
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's Telephone number: (888) 379-8693
                                               -------------

              Securities registered Under Section 12(b) of the Act:
              -----------------------------------------------------
                                      None

              Securities registered under Section 12(g) of the Act:
              -----------------------------------------------------
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $767,669

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $6,508,665 on April 8, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,848,700 common shares as of April 8, 2004.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Green Dolphin is in the business of developing, testing, producing and marketing a line of specialty chemical products used for ceiling and wall cleaning, fabric protection, fire retardation applications, graffiti removal, smoke and odor elimination, non-slip protection, mold and mildew control and sanitization and laundry and dry cleaning solutions. The Company also manufactures and markets a line of waterproofing products for wood, concrete and stonework. References in this report to "Green Dolphin Nevada" are to a Nevada corporation whose operations we acquired in March 2000, and references to "Green Dolphin Delaware" are to Green Dolphin Systems Corporation, the registrant. References to "Green Dolphin Canada" are to a Canadian corporation, an affiliate of ours through common ownership and control.

Principal products or services and their markets.

The Company's products, by brand name, are as follows:
"RENEW 4000" - a ceiling tile and wall restorer
"GREEN DOLPHIN NON-SLIP" - a slip resistant treatment for ceramic tile, marble, concrete, terrazzo and tile
"PROTECTION PLUS 2000" - water and stain repellant
"FIRE SATE 108 WOOD" - fire retardant for wood
"FIRE SAFE 701 FABRIC" - fire retardant for fabrics
"PENTA SEAL 6F" - cement adhesive binder
"SHIELD KOTE" - water-proofer for wood
"G.D. ORANGE CLEANER/DEGREASER" - all-purpose cleaner/degreaser
"TURBO KLEEN" - concrete and stonework cleaner
"G.D. GRAFFITI REMOVER" - graffiti remover for protein and ink stains. "ENVIRO-ZYME" - active enzyme bacteria to eliminate smoke and odor from cellulose materials
"LIQUID ENZYME" - high concentrate of enzyme bacteria to eliminate malodors and pathogens in drains, septic tanks, and drainage tanks
"ENVIRO-KLEEN SUPER" - high concentrate restorer for floors, walls, stairways and basements
"PURE-N-FRESH" - odor eliminator for compactors, waste receptacles and recycling bins
"AIR-O-KLEEN" - smoke and odor eliminator for airborne malodor and bacteria "ULTRA OXI RENEW" - oxygen activated stain remover
"FABRIC FRESH 101" - smoke and odor eliminator for laundry

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

1. Dealers: Green Dolphin continues to be engaged in establishing a network of Dealers appointed to distribute Green Dolphin products and services in various geographic areas. Dealers sell Green Dolphin products to retail distributors and hire and train crews to install the products for end users. To date, twenty dealers have been appointed.

2. Industrial/Commercial: Green Dolphin is attempting to establish a network of Manufacturer Representatives to distribute the Company's products to large commercial and industrial end-users. There are presently twelve manufacturer's representatives in place.

3. Retail: Green Dolphin is solicting to the retail trade the "Ultra Oxi Renew" stain remover and "Ultra Oxi Renew" oxygen activated laundry detergent products to supermarket chain stores, department stores, pharmacy and convenience stores.

4. International: The Company has three Exclusive Agency Distribution Agreements with established distribution companies in different countries. Of primary importance is a Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin Systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which produced approximately 52% of all the Company's sales in 2003.

Competition

There are numerous ceiling and wall cleaning, fabric protection, fire retardant, waterproofing, graffiti removal, smoke and odor elimination and non-slip products on the market. Many of these products are manufactured and distributed by major corporations with far greater financial and personnel resources, market acceptance, distribution networks and production capabilities than Green Dolphin. Green Dolphin had total sales of $590,673 in 2002 which did not represent a significant share of the market for any Green Dolphin product.

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

Green Dolphin is primarily dependent on Green Dolphin Canada, a related entity, for the sale of its products. In 2003, approximately 56% of the Company's total sales were generated by Green Dolphin Canada. The Company is not dependent on any other major customers.

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

Research and Development Costs

Green Dolphin Systems Corporation has not spent any significant amount in Research and Development for its products and services during 2003.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. The Company is presently conducting business operations from two offices: a 6,400 square foot leased principal office located at 7160 Small Creek Way, Powell, Tennessee, 37849 and a 4,000 square foot leased location at 26 Voyager Court, South, Etobicoke, which is near Toronto, Ontario, Canada.

The Tennessee facility is located at 7160 Small Creek Way, Powell, Tennessee contains approximately 6400 square feet which feature executive offices and production space. The lease on this facility expires on November 30, 2004 and calls for annual payments of $33,960 in 2002 and 2003 and $31,130 in 2004, payable monthly. The Canadian facility at 26 Voyager Court, South Etobicoke, Ontario includes approximately 4000 square feet devoted to sales offices and production space. This premise is leased to Green Dolphin Canada. The production facilities at both locations both contain mixing containers, component inventory storage and operating space in which finished product is compounded. Both facilities also contain equipment necessary to containerize and label the end products. We pay all rent associated with the occupancy of the Ontario, Canada premises, although a portion of these facilities are occupied by Green Dolphin Canada, a related party.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings against the Company, and none of our officers, directors or affiliates are a party adverse to us in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of Green Dolphin during the year 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock commenced trading on the over-the-counter bulletin board under the symbol "GDLS.ob" on December 18, 2002. The following table sets forth the high and low bid prices our common stock for each fiscal quarter since listing. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.

                      Period                            High Bid       Low Bid
                      ------                            --------       -------

        October 1, 2003 - December 31, 2003               $.28           $.12
        July 1, 2003 - September 30, 2003                 $.30           $.10
        April 1, 2003 - June 30, 2003                     $.16           $.09
        January 1, 2003 - March 30, 2003                  $.70           $.25

         As of December 31, 2003, there were approximately 200 holders of record of our Common Stock.

We have not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

Effective February 28, 2000 Green Dolphin issued 11,000,000 restricted common shares to eight stockholders of Green Dolphin Nevada in exchange for their Green Dolphin Nevada shares. On April 5, 2000, an additional 385,640 shares were issued to thirty-six stockholders who had been involved in development of the product line then vested in Green Dolphin Nevada. Of these thirty-six stockholders, no single person or corporation is the registered owner of more than 40,000 shares of the Company. When issued, none of these shares had been registered under the Securities Act of 1933. They were issued in reliance on the exemption from registration provided by 4(2) thereof. At the present time, 8,385,000 of these shares are held by the eight officers and directors of the Company and two entities which Green Dolphin believes are affiliates of the Company by reason of their ownership of more than 5% of the Company's outstanding common shares. The remaining 3,000,640 shares are held by thirty-eight persons who are not affiliates of Green Dolphin.

We believe that the 3,000,640 shares registered to the 38 persons who are not officers, directors or controlling stockholders of the Company may be resold by their registered owners, without restriction, under the exemption from registration provided by Section 4(1) of the Securities Act of 1933 for transactions by persons other than issuer, underwriters or dealers, and the safe harbor for such sales provided by paragraph (k) of SEC Rule 144 under the Act. We do not believe that any of the 8,385,000 shares held by the eight officers, directors and controlling stockholders of the Company are presently eligible to be sold without registration under Section 4(1) or paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Green Dolphin within the meaning of that provision. However, all of these eight stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares under certain conditions. The Rule is not presently available for such sales because no broker dealers are presently making a market in Green Dolphin shares so as to permit sales in normal brokers' transactions or to market makers as required by paragraphs (f) of Rule 144. However, if a trading market develops in Green Dolphin shares approximately eight stockholders will be entitled to sell restricted securities into that market, in limited amounts not exceeding 1% of the issued and outstanding shares of the Company each quarter, under Rule 144. Such sales would undoubtedly have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The operating loss from inception in January 1999 through December 31, 2002 was $303,157 as previously reported. The company realized further operating losses of $138,552 during the twelve months ended December 31, 2003, plus a non-cash charge of $234,000 to reflect the issuance of 1,950,000 shares of common stock in exchange for consulting services for a total of $372,552. Part of the cash loss incurred in the year to date was due to a distributor closing operations, which resulted in uncollectible receivables.

However, the company has shown a 30% sales increase and a positive net cash position of $30,000 compared to last year.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user-friendly products in four primary areas:

(1)  products for the cleaning and remediation of ceiling and wall tiles,
(2) fire retardants suitable for use on fabrics, wood and other building materials,
(3) oxygen activated stain remover and laundry detergent for the retail stores, and
(4)  laundry additives and solutions.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues, 35% are derived from the sale of ceiling tile and wall restorer, 15% are from oxygen stain remover and detergents 15% are produced from the sale of fire retardant products, 25% from laundry additives, and, 10% from other products.

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

Second, the Company has completed research and development in the fourth quarter of 2003 by finishing the packaging of two new retail products that are natural and eco-friendly. One product is an ozygenated stain remover the other is a heavy duty oxygen activated detergent with enzymes and optical brighteners. Both products will be sold to supermarket chain stores, department stores, hardware and pharmacy stores.

Thirdly, the Company is working to set up businesses and individuals in numerous market areas who will be in the business of applying Green Dolphin cleaning, fire-retardant and non-slip products directly on the job. Presently, the Company's program of selectively advertising these business opportunities in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in the establishment of twenty-five restoration companies who are selling and applying a group of Green Dolphin products on site. The Company initiated a program of referring customers who have expressed an interest in Green Dolphin products to local "applicators" rather than doing the work itself. This policy will increase the attractiveness of dealerships by increasing dealer sales, and serve the interest of the Company by reducing expenses.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue to increase by the end of 2004 as a result of:

(1)  response to tradeshow and trade journal advertising,
(2)  appointment of additional dealers and distributors,
(3) increased revenue from retail sales through hardware and lumber stores, department stores and home centers who have recently begun carrying Green Dolphin's 2 retail products. Billing and delivery policies are as follows. International sales, that is sales to purchasers outside North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant.
(4) They are shipped F.O.B. shipping point. Overseas Agent are responsible to assign their independent inspection service companies to inspect each shipment. North America sales are made F.O.B. shipping point, but are made subject to the right of the purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2%-15 days, net-30 days. On both domestic and off-shore shipments, revenues are booked when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $688.30 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy.

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

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on internal expansion from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal 2004. If capital acquisition should become feasible on any basis during the next year, such prospects will be evaluated on their merit.

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

Off-Balance Sheet Transactions

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Primary Risks of Operations

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others:

(1)  The uncertainty of additional financing.
(2)  The start-up posture of the Company.
(3)  The limited scope of the present market for the Company's products;
(4)  The early stage of execution of its business plan;
(5) The lack of voluntary adoption of certain safeguards, including creation of an audit committee, adherence to director independence standards and adoption of a Code of Ethics, may not provide protections to investors that adoption of these and other corporate governance measures might provide; and
(6) As a result of its small sales volume, minimal capitalization, its limited sales force and production capacity, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, it is unlikely that Green Dolphin will be able overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.

Included herein are the audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended.


Independent Auditors' Report
-----------------------------

To the Board of Directors and Stockholders
Green Dolphin Systems Corporation
Powell, Tennessee

We have audited the accompanying balance sheets of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RODEFER MOSS & CO, PLLC
---------------------------
RODEFER MOSS & CO, PLLC

Knoxville, Tennessee

March 31, 2004

                        GREEN DOLPHIN SYSTEMS CORPORATION
                                  Balance Sheet
                           December 31, 2003 and 2002



                                                                                    2003          2002
                                                                                    ----          ----
                                     ASSETS
Current Assets
Cash                                                                              $  74,255    $  44,060
Accounts receivable, net                                                             10,865       10,276
Inventory                                                                            20,018       15,490

                                        Total current assets                        105,138       69,826
Property and Equipment                                                                2,859        5,704

Other Assets
Trademarks and copyrights, net of amortization of $91,669 and $71,667               208,331      228,331
                                                                                  ---------    ---------

Total assets                                                                      $ 316,328    $ 303,861
                                                                                  ---------    ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                  $  50,657    $  32,083
Accured expenses                                                                      2,450          601

Due to related companies                                                            348,624      218,028
                                                                                  ---------    ---------
                                        Total current liabilities                   401,731      250,712
Stockholders' Equity
Capital stock ($.001 par value, 100,000,000 shares
 authorized, 21,848,700 and 19,898,700 issued and outstanding                        21,849       19,899

Additional paid-in capital                                                          568,457      336,407

Accumulated deficit                                                                (675,709)    (303,157)
                                                                                  ---------    ---------
Total stockholders' equity (deficit)                                                (85,403)      53,149

Total liabilities and stockholders' equity                                        $ 316,328    $ 303,861
                                                                                  =========    =========















                        See notes to financial statements


                        GREEN DOLPHIN SYSTEMS CORPORATION
                            Statements of Operations
                           December 31, 2003 and 2002



                                                                       2003           2002
                                                                       ----           ----
Sales
Related party                                                     $    393,907    $    337,688
Other                                                                  373,762         252,985
                                                                  ------------    ------------
                  Total sales                                          767,669         590,673
                                                                  ============    ============

Cost of Sales                                                          588,644         311,246
                                                                  ------------    ------------
Gross profit                                                           179,025         279,427
                                                                  ------------    ------------

General and Administrative Expenses                                    551,577         332,799
                                                                  ------------    ------------
Net loss before income taxes                                          (372,552)        (53,372)
                                                                  ------------    ------------
Income Taxes                                                                --              --
                                                                  ------------    ------------
Net loss                                                          ($   372,552)   ($    53,372)
                                                                  ============    ============

Earnings (loss) per share:
Basic and diluted                                                 ($      0.02)   ($        --)
                                                                  ============    ============
Basic and diluted weighted average shares outstanding               20,881,714      19,898,700
                                                                  ============    ============



























                       See notes to financial statements.

                        GREEN DOLPHIN SYSTEMS CORPORATION
                  Statements of Changes in Stockholders' Equity
                           December 31, 2003 and 2002





                                                                  Additional
                                             Common stock          Paid In      Accumulated
                                           Shares     Amount       Capital        Deficit       Total
                                           ------     ------       -------        -------       -----
Balances at January 1, 2002              19,898,700   $19,899     $336,407      ($249,785)     $106,521

Net Loss                                         --        --           --        (53,372)      (53,372)
                                         ----------   -------     --------      ---------       -------

Balance at December 31, 2002             19,898,700   $19,899     $336,407      ($303,157)       53,149

Net Loss                                         --        --           --       (372,552)     (372,552)
                                         ----------   -------     --------      ---------       -------

Stock Issuance                            1,950,000     1,950      232,050             --       234,000
                                         ----------   -------     --------      ---------       -------

Balances at December 31, 2003            21,848,700   $21,849     $568,457      ($675,709)      (85,403)
                                         ==========   =======     ========      =========       =======





























                       See notes to financial statements.

                        GREEN DOLPHIN SYSTEMS CORPORATION
                            Statements of Cash Flows
                           December 31, 2003 and 2002



                                                                                          2003             2002
                                                                                          ----             ----
Cash Flows From Operating Activities
------------------------------------
Net loss                                                                              ($ 372,552)       ($ 53,372)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                             23,013           22,321
Stock issued for services                                                                234,000               --
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable                                                  (589)          (3,024)
Decrease (increase) in inventory                                                          (4,527)          13,003
Decrease in prepaid assets                                                                    --            1,650
Increase (decrease) in accounts payable                                                   18,572           15,357
Increase (decrease) in accrued expenses                                                    1,849           (7,516)
Increase (decrease) in due to officer                                                    130,596           (3,000)

               Net cash used in operating activities                                      30,362          (14,581)

Cash Flows From Investing Activities
------------------------------------
Purchases of fixed assets                                                                   (167)          (1,225)
                                                                                       ---------        ---------
Net cash flows from investing activities                                                    (167)          (1,225)

Cash Flows From Financing Activities
------------------------------------
Net borrowings from related companies                                                         --           44,623
Net cash flows provided by financing activities                                               --           44,623
                                                                                       ---------        ---------
Increase in cash and cash equivalents                                                     30,195           28,817
Cash and cash equivalents, at the beginning of the year                                   44,060           15,243
                                                                                       ---------        ---------
Cash and cash equivalents, at the end of the year                                      $  74,255        $  44,060
                                                                                       =========        =========





















                       See notes to financial statements.

                        GREEN DOLPHIN SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Green Dolphin Systems Corporation ("the Company") is a Delaware corporation located in Powell, Tennessee. The Company is engaged in manufacturing and distributing a broad range of specialty chemicals in North America. See Note 2.

Basis of presentation - The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2003 and 2002.

Use of Estimates - The preparation of financial statements in accordance with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over fifteen years. Amortization expense for the years ended December 31, 2003 and 2002 were $20,000. The estimated aggregate amortization expense for each of the five succeeding years is $20,000 annually. Included among these acquired intangible assets are the Company's name and the following proprietary trademarks and tradenames and their formulations:
Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Rain Guard, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000. Intangible assets are subjected to a test to determine whether the cost of the assets remain recoverable. To make the estimates, the Company relies on sales trends and a competitive analysis of its proprietary products in the marketplace.

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

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were approximately $708 and $3,493, respectively.

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

Statement of Cash Flows Supplemental Disclosure - The Company considers all highly liquid investments with initial maturities of three months or less which are readily convertible into cash without significant loss due to penalties to be cash equivalents. No interest or income taxes were paid during the years ended December 31, 2003 and 2002.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 3 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers. In compensation for obtaining much of its customer base through Canada efforts, fees of $180,000 were paid in each of 2003 and 2002 to the related company.

Amounts due to related companies included on the balance sheets at December 31, 2003 and 2002 as $348,624 and $218,028 respectively, consists of amounts payable to related companies, Canada and Penta-Deltex, which share substantially common ownership and management with the Company. Pursuant to an agreement dated April 21, 1999, the Company agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2003 and 2002 was $153,683.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

                        GREEN DOLPHIN SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS

The company leases its administrative and warehouse space under a lease expiring on November 30, 2004. The annual future minimum lease payments under this non-cancelable operating lease are as follows:

                              2004          $31,130

    Rent expense totaled $31,120 and $35,622 in 2003 and 2002, respectively.

NOTE 5 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

At December 31, 2003, the Company has available net operating loss (NOL) carryforwards, expiring at various dates through 2020, of approximately $1,550,000. These carryforwards may be used to offset future taxable income.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2003 and 2002 arising from its NOL carryforwards.

The income tax (provision) benefit for the years ended December 31, 2003 and 2002, consisted of the following:
                                               2003                  2002
                                               -----                 -----
Net operating loss carryforwards             $ 144,000             $ 12,000
Change in valuation reserve                   (144,000)             (12,000)
                                             ---------             --------
Total                                        $      --             $     --
                                             =========             ========

Total deferred tax assets at December 31, 2003 and 2002 consist of the following:
                                               2003                  2002
                                               ----                  ----
Deferred tax assets                         $  726,000            $  582,000
                                            ----------            ----------
Valuation reserve                             (726,000)             (582,000)
                                            ----------            ----------
Total                                       $       --            $       --
                                            ==========            ==========

                        GREEN DOLPHIN SYSTEMS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2003 and 2002 is as follows:

                                          2003                    2002
                                          ----                    ----
Canadian                               $ 224,367                $276,113
United States                          $ 543,302                $314,560

NOTE 7 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 financial statements to conform with the presentation for 2003.

NOTE 8 - STOCKHOLDERS' EQUITY

On July 1, 2003, the company issued 1,950,000 shares of common stock with a fair value of $234,000 as payment for consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

On March 26, 2004, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:

Name                                          Age     Position                     Date Held
----                                          ---     --------                     ---------
Nicholas Plessas 126 John St. Toronto,        49      President/CEO, director      January 1999
Ontario M9N 1J8

Maxwell J. LaBrooy 3717 Stonegate Lane        52      Vice President               January 1999
Powell, TN 37849

Adolf R. Hochstim 5455 Sylmer                 75      Director                     January 1999
Avenue, #2505 Sherman Oaks, CA

William P. Kefalas 55 Stevenson Street, N     62      Director                     February 2000
Guelph, Ontario

Robert J. McDonald 4 Lakewood Drive           75      Director                     January 1999
Waverly, Nova Scotia BON 250

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table shows, for each of the three years ended December 31, 2003, the cash and other compensation paid by us to our President and Chief Executive Officer, and each other executive officer whose annual compensation was $100,000 or more.

Name                 Principal Positions    Year       Salary          Bonus       Stock Awarded
----                 -------------------    ----       ------          -----       -------------
Nicholas Plessas     President/CEO          2003       $25,000          -0-             0 Shares
                     Director
                                            2002       $25,000          -0-             0 Shares

                                            2001       $25,000          -0-     6,685,000 Shares

Employment Agreements
----------------------

         We have no written agreements with any of our executive officers or directors and we maintain no retirement, fringe benefit or similar plans for the benefit of executive officers or directors. We may, however, in the future enter into employment or consulting contracts with our officers and key employees, adopt various benefit plans and begin paying compensation to our officers and directors as we deem appropriate to attract and retain the services of such persons.

         We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Option/SAR Grants Table
-----------------------

         The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table.

                     Number          % Of
                     Of Shares       Total Options
                     Underlying      Granted To        Exercise Or
                     Options         Employees In      Base Price     Expiration
Name                 Granted         Fiscal Year       $/Share            Date
--------------------------------------------------------------------------------
Nicholas Plessas       --                 --               --             --

Aggregated Option Exercises and Fiscal Year-End Option Value Table
------------------------------------------------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 by each person named in the Summary Compensation Table.

                                                 Number of Shares       Values of Unexercised
                  Shares         ($)         Underlying Unexercised     In the Money Options
                  Acquired on    Value         Options At Year End           at Year End
Name              Exercise       Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
------------------------------------------------------------------------------------------------
Nicholas Plessas     --             --                   --                        --

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         The following table sets forth information relating to our outstanding stock option plans as of December 31, 2003:

                                                                                     Number of Securities
                               Number of Securities to                               Remaining Available for
                               Be Issued Upon               Weighted-average         Future Issuance Under
                               Exercise Of Outstanding      Exercise Price of        Equity Compensation
                               Options,                     Outstanding Options,     Plan (excluding securities
                               Warrants and Rights          Warrants and Rights      reflected in column a)
---------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders                    0                              N/A                       0

Equity Compensation
Plans Not Approved by
Security Holders                    0                              N/A                       0
---------------------------------------------------------------------------------------------------------------
Total                               0                              N/A                       0

Corporate Governance Matters
----------------------------

         Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of four members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. However, two of our directors (i.e., Messrs. Kefalas and McDonald) are "independent" within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

         Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

         Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices. We do not currently maintain a corporate website.

         Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

         Compensation Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Neither our officers, directors nor owners of in excess of 5% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 19,898,700 issued and outstanding shares of the Company as of April 8, 2004.

====================================================================================================================
Title of class                Name and Address of            Amount and Nature of        Percent of Class
                              Beneficial Owner               Beneficial
====================================================================================================================
                              Nicholas Plessas
Common                        126 John St. Toronto,          6,685,000 shares                 58.1%
                              Ontario M9N 1J8
====================================================================================================================
                              Maxwell J. LaBrooy
Common                        3717 Stonegate Lane Powell,      300,000 shares                  2.6%
                              TN 37849
====================================================================================================================
                              Adolf R. Hochstim
Common                        5455 Sylmer Avenue, #2505        100,000 shares                  .09%
                              Sherman Oaks, CA
====================================================================================================================
                              William P. Kefalas 55
Common                        Stevenson Street, N              150,000 shares                  1.3%
                              Guelph, Ontario
====================================================================================================================
                              Robert J. McDonald
Common                        4 Lakewood Drive Waverly,        150,000 shares                  1.3%
                              Nova Scotia BON 250
====================================================================================================================
Common                        Officers and Directors as a    7,385,000 shares                63.39%
                              Group (5 persons)
====================================================================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Approximately 80% of our Ontario Canada facilities are used and occupied by Green Dolphin Canada, a related party owned and controlled by Nicholas Plessas, our Chief Executive Officer. For each of the two years ended December 31, 2003 and 2002, we paid $31,130 and $33,960, respectively, on behalf of Green Dolphin Canada (ascribing for this purpose, 80% of the total rent we paid for such periods to rent payments made by us on behalf of Green Dolphin Canada).

For each of the two years ended December 31, 2003 and 2002, we paid Green Dolphin Canada $180,000 and $180,000, respectively, for management and consulting fees. Included in the services rendered by Green Dolphin Canada is introducing us to customers in the United States.

For each of the two years ended December 31, 2003 and 2002, we accrued $194,940 and $64,344, respectively, payable to Green Dolphin Canada for inventory advances made to us by Green Dolphin Canada.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

Pursuant to an agreement dated April 21, 1999, we agreed to pay Penta-Deltex, a company owned and controlled by Nicholas Pleassas, our Chief Executive Officer, $300,000 for the exclusive rights to proprietary assets consisting of formulas, procedures, product inventory, trademarks, equipment, accessories and business systems. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2003 and 2002 was $153,683.

We have entered into a license agreement with Adam Hochstim, one of our directors, under which we have licensed certain patent rights owned by Mr. Hochstim. We are required to pay Mr. Hochstim 7% of gross revenues we generate from product sales utilizing the patents. To date we have generated no revenues from the licensed technology and owe no royalties to Mr. Hochstim under the patent license.
                                     PART IV

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

==================================================================================================================
Item                         Description
==================================================================================================================
3.1                          Articles of Incorporation, as amended (1)
==================================================================================================================
3.2                          By-Laws (2)
==================================================================================================================
10.1                         Consulting Agreement with John S. Traynor (3)
==================================================================================================================
10.2                         Consulting Agreement with Rodger J. Cowan (4)
==================================================================================================================
10.3                         Consulting Agreement with John Maxwell (5)
==================================================================================================================
10.4                         Lease Covering Premises in Powell, Tennessee (6)
==================================================================================================================
10.5                         Lease Covering Premises in Etobicoke, Canada (7)
==================================================================================================================
31.1                         CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
==================================================================================================================
31.2                         CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
==================================================================================================================
32.1                         CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
==================================================================================================================

(1) Incorporated by reference to exhibit 3.1 to the registrant's Annual Report on Form 10-KSB filed with the SEC on May 10, 2001.
(2) Incorporated by reference to exhibit 3.2 to the registrant's Annual Report on Form 10-KSB filed with the SEC on May 10, 2001.
(3) Incorporated by reference to exhibit 10.1 to the registrant's registration statement on Form S-8 filed with the SEC on July 1, 2003.
(4) Incorporated by reference to exhibit 10.2 to the registrant's registration statement on Form S-8 filed with the SEC on July 1, 2003.
(5) Incorporated by reference to exhibit 10.3 to the registrant's registration statement on Form S-8 filed with the SEC on July 1, 2003.
(6) Incorporated by reference to exhibit 10.4 to the registrant's Annual Report on Form 10-KSB filed with the SEC on May 10, 2001.

(7) Incorporated by reference to exhibit 10.5 to the registrant's Annual Report on Form 10-KSB filed with the SEC on May 10, 2001.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table shows the fees that we paid or accrued for the audit and other services provided by Rodefer Moss & Co. PLLC for the 2003 and 2002 fiscal year.

                                    Fiscal 2003                Fiscal 2001
                                    -----------                -----------

Audit Fees                            $12,500                    $12,000
Audit-Related Fees                          0                          0
Tax Fees                                    0                          0
All Other Fees                              0                          0
                                      -------                    -------
                                      $12,500                    $12,000
                                      =======                    =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by Rodefer Moss & Co. PLLC for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         The Board of Directors has adopted a procedure for pre-approval of all fees charged by Rodefer Moss & Co. PLLC, the Company's independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Rodefer Moss & Co. PLLC with respect to fiscal year 2003 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Powell, Tennessee on the 12th day of April 2004.


                                             GREEN DOLPHIN SYSTEMS CORPORATION



                                             By:/s/ Nicholas Plessas
                                                -------------------------------
                                                Nicholas Plessas
                                                Principal Executive Officer and
                                                Principal Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                         Date
         ---------                              -----                         ----
/s/ Nicholas Plessas                   President, Chief Executive             April 12, 2004
---------------------------            Officer, Chief Financial
Nicholas Plessas                       Officer and Director



/s/ Maxwell J. LaBrooy                 Vice President                         April 12, 2004
---------------------------
Maxwell J. LaBrooy



/s/ Adolph R. Hochstim                 Director                               April 12, 2004
---------------------------
Adolph R. Hochstim



/s/ William P. Kefalas                 Director                               April 12, 2004
---------------------------
William P. Kefalas



/s/ Robert J. McDonald          Director                          April 12, 2004
---------------------------
Robert J. McDonald