Form 10QSB
period 2004-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2004-05-20
CIK 1110304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                 For the Quarter Ended Wednesday, March 31, 2004

                        Commission File Number 000-31233

                        Green Dolphin Systems Corporation
                        ---------------------------------
                     (Name of Small Business in its Charter)

            Delaware                                            88-0432539
            --------                                            ----------
(State or other jurisdiction of                                IRS Employer
incorporation or organization)                               Identification No.

7160 Small Creek Way, Powell, TN                                   37849
--------------------------------                                   -----
(Address of principal executive offices)                         (Zip code)

Issuer's Telephone number: (888) 379-8693

Transitional Small business Disclosure Format (Check one):  Yes [ ]  No [X]

                        Green Dolphin Systems Corporation

                                    CONTENTS


                                                                                                    Page
                                                                                                    ----
PART I                                                                                                3
------

Item 1.  Financial Statements                                                                         3

         Balance Sheets at Wednesday, March 31, 2004 (unaudited) and December 31, 2003                3

         Statements of Operations for the three months ended Wednesday, March 31, 2004
         (unaudited) and 2003 (unaudited)                                                             4

         Statements of Changes in Stockholders' Equity (Deficit) for the three months
         ended Wednesday, March 31, 2004 (unaudited) and the year ended December 31, 2003             5

         Statements of Cash Flows for the three months ended Wednesday, March 31, 2004
         (unaudited) and 2003 (unaudited)                                                             6

         Notes to Financial Statements                                                              7 - 8

PART II                                                                                               9
-------

Item 1.  Legal Proceedings.                                                                           9

Item 2.  Changes in Securities.                                                                       9

Item 3.  Defaults Upon Senior Securities.                                                             9

Item 4.  Submission of Matters to a Vote of Security Holders.                                         9

Item 5.  Other Information.                                                                           9

Item 6.  Exhibits and Reports On Form 8-K.                                                            9

Signature                                                                                             10

PART I
------

Item 1.  Financial Statements
         --------------------

                                               Green Dolphin Systems Corporation
                                                        Balance Sheets


                                                                                  (unaudited)
                                                                                    March 31,         December 31,
ASSETS                                                                                2004               2003
------                                                                           --------------      -------------
Current
   Cash                                                                          $       64,137      $      74,255
   Accounts receivable                                                                   19,635             10,865
   Inventory                                                                             17,235             20,018
                                                                                 --------------      -------------
                                                                                        101,007            105,138
                                                                                 --------------      -------------

Property and equipment                                                                    1,854              2,859
                                                                                 --------------      -------------

Other Assets
   Trademarks and copyrights
        (net of amortization of $96,669 and $91,669 respectively)                       203,331            208,331
                                                                                 --------------      -------------
                                                                                 $      306,192      $     316,328
                                                                                 ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current
    Accounts payable and accrued expenses                                        $       28,296      $      53,107
    Due to related companies (Note 2)                                                   376,879            348,624
                                                                                 --------------      -------------
                                                                                        405,175            401,731
                                                                                 --------------      -------------

Stockholders' equity (Deficit)
   Common stock                                                                          21,849             21,849
   Additional paid in capital                                                           568,457            568,457
   Accumulated deficit                                                                 (689,289)          (675,709)
                                                                                 --------------      -------------
                                                                                        (98,983)           (85,403)
                                                                                 --------------      -------------
                                                                                 $      306,192      $     316,328
                                                                                 ==============      =============
















              The accompanying notes are an integral part of these
                         unaudited financial statements

                                             Green Dolphin Systems Corporation
                                                 Statements of Operations

                                                                                               (unaudited)
                                                                                               three months
                                                                                              ended March 31,
                                                                                          2004             2003
                                                                                     --------------    ------------
Sales

    Related party                                                                    $      115,253    $     85,788

    Other                                                                                   137,333          77,240
                                                                                     --------------    ------------

                                                                                            252,586         163,028
                                                                                     ==============    ============

Cost of sales                                                                               108,246          75,834
                                                                                     --------------    ------------

Gross margin                                                                                144,340          87,194
                                                                                     --------------    ------------


General and administrative expenses                                                         157,920         112,940
                                                                                     --------------    ------------

Net Income (Loss)                                                                    $      (13,580)   $    (25,746)
                                                                                     --------------    ------------
Earnings per share:
   Basic and diluted                                                                 $           --    $         --
                                                                                     ==============    ============

Net income (loss) and comprehensive income (loss) per common share                   $           --    $         --
                                                                                     ==============    ============

Basic and diluted weighted average shares outstanding                                    21,818,700      19,898,700
                                                                                     ==============    ============























              The accompanying notes are an integral part of these
                         unaudited financial statements

                                                  Green Dolphin Systems Corporation
                                        Statements of Changes in Stockholders' Equity (Deficit)
                        For the Three Months Ended March 31, 2004 (unaudited), and Year Ended December 31, 2003




                                                                       Additional
                                             Common Stock               Paid- in         Accumulated
                                         Shares        Amount            Capital           Deficit        Total
                                         ------        ------            -------           -------        -----
Balance, January 1, 2003                19,898,700      $    19,899     $   336,407    $  (303,157)    $    53,149
                                       -----------      -----------     -----------    -----------     -----------

Stock issuance                           1,950,000            1,950         232,050             --         234,000

Net income (loss) for year                      --               --              --       (372,552)       (372,552)
                                       -----------      -----------     -----------    -----------     -----------


Balance, December 31, 2003              21,848,700      $    21,849     $   568,457    $  (675,709)    $   (85,403)

Net income (loss)                               --               --              --        (13,580)        (13,580)
                                       -----------      -----------     -----------    -----------     -----------

Balance, March 31, 2004                 21,848,700      $    21,849     $   568,457    $  (689,289)    $   (98,983)
                                       ===========      ===========     ===========    ===========     ===========


































              The accompanying notes are an integral part of these
                         unaudited financial statements

                                              Green Dolphin Systems Corporation
                                                  Statements of Cash Flows
                                     For the three months ended March 31, 2004 and 2003



                                                                                    (unaudited)        (unaudited)
                                                                                        2004               2003
                                                                                    -----------        -----------
Net cash used in operations                                                         $   (38,373)       $   (39,625)
                                                                                    -----------        -----------
Financing activities
    Advances from related company                                                        28,255             35,558
                                                                                    -----------        -----------

                                                                                         28,255             35,558
                                                                                    -----------        -----------

(Decrease) in cash                                                                      (10,118)            (4,067)

Cash, beginning of period                                                                74,255             44,060
                                                                                    -----------        -----------

Cash, end of period                                                                 $    64,137        $    39,993
                                                                                    ===========        ===========






























              The accompanying notes are an integral part of these
                         unaudited financial statements

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                    For the three Months Ended March 31, 2004
                                   (Unaudited)

1.  Significant accounting policies
    -------------------------------

      Basis of Presentation
      ---------------------

         The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

         The data underlying the Balance Sheet as of December 31, 2003 and the Statement of Stockholders' Equity (Deficit) for the year then ended was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB.

         The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

      Inventories
      -----------

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Fixed assets and depreciation
      -----------------------------

         Fixed assets are recorded at cost. Depreciation of the equipment is recorded using the straight-line method over the estimated lives of the related assets.

         Upon disposal of an asset the gain or loss (if significant) is included in the computation of net income for the year and the respective cost and accumulated depreciation are removed from the accounts.

      Trademarks and copyrights
      -------------------------

         Trademarks and copyrights are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives.

                        Green Dolphin Systems Corporation
                        Notes to the Financial Statements
                    For the three Months Ended March 31, 2004
                                   (Unaudited)


2.  Transactions With Related Companies
    -----------------------------------

      To help accelerate the creation of a customer base and related sales the Company has entered into a sales agency relationship with a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation. The essence of the agreement calls for Canada to finance and carry its own inventory, and Canada is to be paid a commission equal to 12% of the gross sales it generates. Sales from Canada are computed quarterly at which time the Company reports the sales revenue, the cost of sales, and the commission earned by Canada.

               Management fees paid or accrued to Canada           $  45,000

PART II
-------

ITEM 1. LEGAL PROCEEDINGS.
        -----------------

        To the best of the Company's knowledge, the Company is not a party to any pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.
        ---------------------

        There have been no changes in the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        There have been no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        There has been no Submission of matters to a vote of security holders.

ITEM 5. OTHER INFORMATION.
        -----------------

        There is no other information to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        No report on Form 8-K was filed by the Company during the three month period ending March 31, 2004.

        Exhibits required by Item 601 of Regulation S-B

            31.1     Form 302 Certification of CEO
            31.2     Form 302 Certification of Principal Financial Officer
            32.1     Form 906 Certification of CEO

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GREEN DOLPHIN SYSTEMS CORPORATION


Date: Monday, May 17, 2004                  By:/s/ Nicholas Plessas
                                               ---------------------------
                                               Nicholas Plessas, President