Form 10QSB
period 2004-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2004-08-16
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2004

Commission File Number 000-31233

Green Dolphin Systems Corporation

(Name of Small Business in its Charter)

Delaware 88-0432539

(State or other jurisdiction of incorporation or organization) IRS Employer Identification No.

7160 Small Creek Way, Powell, TN37849

(Address of principal executive offices)(Zip code)

Issuer's Telephone number: (888) 379-8693

Transitional Small business Disclosure Format (Check one): Yes [] No [X]

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

(unaudited)
	June 30,	December 31,
ASSETS	2004	2003
Current
Cash	$ 54,676	$ 74,255
Accounts receivable	9,338	10,865
Inventory	24,658	20,018
	88,672	105,138
Property and equipment	1,637	2,859
Other Assets
Trademarks and copyrights
(net of amortization of $101,669 and $91,669 respectively)	198,331	208,331
	$ 288,640	$ 316,328
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued expenses	$ 26,023	$ 53,107
Due to related companies (Note 2 )	389,599	348,624
	415,622	401,731
Stockholders' equity (Deficit)
Common stock	21,849	21,849
Additional paid in capital	568,457	568,457
Accumulated deficit	(717,288)	(675,709)
	(126,982)	(85,403)
	$ 288,640	$ 316,328

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Operations

(unaudited) three months ended June 30,	(unaudited) six months ended June 30,
	2004	2003	2004	2003
Sales
Related party	$78,545	$77,187	$193,798	$162,975
Other	58,742	44,272	196,075	121,512
	137,287	121,459	389,873	284,487
Cost of sales	61,309	64,137	169,555	139,971
Gross margin	75,978	57,322	220,318	144,516
General and administrative expenses	103,980	104,940	261,897	217,880
Net Income (Loss)	$(28,002)	$(47,618)	$(41,579)	$(73,364)
Earnings per share: Basic and diluted	$-	$-	$-	$-
Net income (loss) and comprehensive income (loss) per common share	$-	$-	$-	$-
Basic and diluted weighted average shares outstanding	21,848,700	19,898,700	21,818,700	19,898,700

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity (Deficit)

For the Six Months Ended June 30, 2004 (unaudited), and Year Ended December 31, 2003
	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance, January 1, 2003	19,898,700	$ 19,899	$ 336,407	$ (303,157)	$ 53,149
Stock issuance	1,950,000	1,950	232,050	-	234,000
Net income (loss) for year	-	-	-	(372,552)	(372,552)
Balance, December 31, 2003	21,848,700	$ 21,849	$ 568,457	$ (675,709)	$ (85,403)
Net income (loss)	-	-	-	(41,579)	(41,579)
Balance, June 30, 2004	21,848,700	$ 21,849	$ 568,457	$ (717,288)	$ (126,982)

Green Dolphin Systems Corporation

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003

	(unaudited)2004	(unaudited)2003
Net cash used in operations	$ (59,766)	$ (93,240)
Investment activities
Acquisition of furniture and equipment	(788)
	(788)
Financing activities
Advances from related company	40,975	77,164
	40,975	77,164
(Decrease) in cash	(19,579)	(16,076)
Cash, beginning of period	74,255	44,060
Cash, end of period	$ 54,676	$ 27,984

Green Dolphin Systems Corporation

Notes to the Financial Statements

For the Six Months Ended June 30, 2004

(Unaudited)

1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

For the Six Months Ended June 30, 2004

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
for the six months ended June 30, 2004	$ 193,798
Management fees paid or accrued to Canada	$ -
for the three months ended June 30, 2004	$ 30,000
for the six months ended June 30, 2004	$ 75,000

3. Stockholders' Equity

On July 1, 2003, the company issued 1,950,000 shares of common stock with a fair value of $234,000 as payment for consulting services.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The cumulative loss from inception of the Company in January 1999 through December 31st, 2003 was $675,709 as previously reported. Cumulative operating losses have occurred as the Company continued to implement its business and operating plan to develop an expanding customer base and to attract a network of dealers or distributors to resell the Company's products. Net loss for the six-month period ended June 30, 2004 was $41,579 however, the Company had an increase of sales of $105,386 over the same period last year. The Company does not have sufficient operating history to reasonably determine whether the operating results for the six-month period ended June 30, 2004, will be indicative of future periods.

Green Dolphin Systems Corporation is in the business of distributing water-based, environmental and user-friendly products in four primary areas:

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

15% are from oxygen stain remover and detergents,

15% are produced from the sale of fire retardant products,

25% from laundry additives, and,

10% from other products.

Green Dolphin is working to increase its markets by use of three primary methods. First, it is increasing the size of its market for ceiling and wall cleaners, fire retardant and non-slip floor treatment products by working to increase the number of product dealers or distributors by the end of 2004 from the current number of twenty five. This is being done through increased participation in trade shows, trade journals advertising and face-to-face presentations.

Secondly, the Company is working to build business relationships with new and existing contractors in numerous market areas who will use and apply Green Dolphin restoration products, fire retardant and non-slip treatments. Presently, the Company's program of selectively advertising in trade journals and making presentations of Green Dolphin products at trade shows throughout the U.S. and Canada has resulted in twenty-five restoration companies who are selling and applying Green Dolphin products on site.

Thirdly, Green Dolphin has joined MANA (Manufacturers Agents National Association) to enable the Company to access more than 22,000 agent membership throughout North America. Engaging with this association has provided the opportunity to advertise for agents on their online service with the follow-up print advertisements to appear in the September issue of their monthly magazine. Discussions with a number of possible candidates has been initiated and the Company will pursue this course over the next few months until comprehensive penetration has been achieved in each of Green Dolphin's targeted industry segments.

The Company has completed research and development in the fourth quarter of 2003 by finishing the packaging of two new retail products that are natural and eco-friendly. One product is an oxygenated stain remover, the other is a heavy duty oxygen activated detergent with enzymes and optical brighteners. Both products will be sold to supermarket chain stores, department stores, hardware and pharmacy stores.

Currently, Green Dolphin does not have any substantial commitments for capital expenditures. It intends to implement its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue to increase by the end of 2004 as a result of:

(1) response to tradeshow and trade journal advertising;

(2) appointment of additional dealers and distributors;

(3) increased revenue from retail sales through hardware and lumber stores; department stores and home centers who have recently received presentation.

(4) appointment of Manufacturers Agents in select commercial segments.

Billing and delivery policies are as follows.

International sales, that is sales to purchasers outside North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letters of credit, certified checks or bank drafts before the items leave the plant.

The products are shipped F.O.B. shipping point. Overseas Agents are responsible to assign their independent inspection Service companies to inspect each shipment. North America sales are made F.O.B. shipping point, but are made subject to the right of the purchasers to inspect and either accept or reject damaged shipments within seven (7)days of receipt. Terms of payment on domestic shipments are 2%-15 days,net-30 days. On both domestic and off-shore shipments, revenues are recorded when the goods are shipped.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received by the customer in damaged condition. Over the last three years, Green Dolphin has been required to replace $688.30 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy.

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

As of 26 April 2004 the Company's shares were halted by the Securities and Exchange Commission (S.E.C.) in order to conduct a private investigation pertaining to information contained in recent press releases. The Company responded with a comprehensive information portfolio and continues to fully co-operate with the S.E.C. Ten days after the halt trade date the Company's shares resumed trading on the Pink Sheets.

Off-Balance Sheet Transactions

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changed in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Primary Risks of Operations

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others:

(1) The uncertainty of additional financing;

(2) The start-up posture of the Company;

(3) The limited scope of the present market for the Company's products, and

(4) The early stage of execution of its business plan.

(5) The lack of voluntary adoption of certain safeguards, including creation of an audit committee, adherence to director independence standards and adoption of a Code of Ethics, may not provide protections to investors that adoption of these and other corporate governance measures might provide; and

(6) As a result of its small sales volume, minimal capitalization, its limited sales force and production capacity, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, it is unlikely that Green Dolphin will be able to overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the forseeable future.

SECTION 302 CERTIFICATION

I, Nicholas Plessas, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Green Dolphin Systems Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.The issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectives of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

/s/ Nicholas Plessas

Nicholas Plessas

President and Chief Executive Officer

(Principal Executive Officer)

Date: June 30, 2004

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

By:/s/ Nicholas Plessas

Date: August 16, 2004

Nicholas Plessas, President