Form 10QSB
period 2004-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2004-11-15
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2004

Commission File Number 000-31233

Green Dolphin Systems Corporation

(Name of Small Business in its Charter)

Delaware 88-0432539

(State or other jurisdiction of incorporation or organization) IRS Employer Identification No.

7160 Small Creek Way, Powell, TN 37849

(Address of principal executive offices) (Zip code)

Issuer's Telephone number: (888) 379-8693

Transitional Small business Disclosure Format (Check one): Yes [] No [X]

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Green Dolphin Systems Corporation

Balance Sheets

(unaudited)

	September 30,2004 (Unaudited	December 31,2003
ASSETS
Current
Cash	$36,575	$ 74,255
Accounts receivable	12,209	10,865
Inventory	26,776	20,018
	75,560	105,138
Property and equipment	1,418	2,859
Other Assets
Trademarks and copyrights
(net of amortization of $106,669 and $91,669 respectively)	198,331	208,331
	$ 270,309	$ 316,328
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable and accrued expenses	$ 20,250	$ 53,107
Due to related companies (Note 2 )	392,189	348,624
	412,439	401,731
Stockholders' equity (Deficit)
Common stock	21,849	21,849
Additional paid in capital	568,457	568,457
Accumulated deficit	(732,436)	(675,709)
	(142,130)	(85,403)
	$ 270,309	$ 316,328

The accompanying notes are an integral part of these unaudited financial statements

Green Dolphin Systems Corporation

Statements of Operations

(unaudited) three months ended September 30,	(unaudited) six months ended September 30,

	2004	2003	2004	2003
Sales
Related party	$135,951	$132,454	$329,749	$295,429
Other	24,168	112,383	220,244	233,895
	160,119	244,837	549,993	529,324
Cost of sales	113,494	166,945	370,679	371,565
Gross margin	46,625	77,892	179,314	157,759
General and administrative expenses	61,7740	313,023	236,041	466,252
Net Income (Loss)	$(15,149)	$(235,131)	$(56,727)	$(308,493)
Earnings per share: Basic and diluted	$-	$(0.01)	$-	$(0.02)
Net income (loss) and comprehensive income (loss) per common share	$-	$(0.01)	$-	$-
Basic and diluted weighted average shares outstanding	21,848,700	19,898,700	21,818,700	19,898,700

Green Dolphin Systems Corporation

Statements of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2004 (unaudited), and Year Ended December 31, 2003

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance, January 1, 2003	19,898,700	$ 19,899	$ 336,407	$ (303,157)	$ 53,149
Stock issuance	1,950,000	1,950	232,050	-	234,000
Net income (loss) for year	-	-	-	(372,552)	(372,552)
Balance, December 31, 2003	21,848,700	$ 21,849	$ 568,457	$ (675,709)	$ (85,403)
Net income (loss)	-	-	-	(56,727)	(56,727)
Balance, June 30, 2004	21,848,700	$ 21,849	$ 568,457	$ (732,436)	$ (142,130)

Green Dolphin Systems Corporation

Statements of Cash Flows

For the Nine months ended September 30, 2004 and 2003

	(unaudited)2004	(unaudited)2003
Net cash used in operations	$(80,457)	$ (106,317)
Investment activities
Acquisition of furniture and equipment	(788)
	(788)
Financing activities
Advances from related company	43,565	102,323
	43,565	102,323
(Decrease) in cash	(37,680)	(3,994)
Cash, beginning of period	74,255	44,060
Cash, end of period	$ 36,575	$ 44,066

Green Dolphin Systems Corporation

Notes to the Financial Statements

For the Nine Months Ended September 30, 2004 (unaudited)1. Significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Green Dolphin Systems Corporation

Notes to the Financial Statements

For the Nine Months Ended September 30, 2004 (unaudited)

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

Canadian sales for the nine months ended September 30, 2004 $ 329,749

Management fees paid or accrued to Canada: $ -

three months ended September 30, 2004 $ 30,000

nine months ended September 30, 2004 $ 105,000

3. Stockholders' Equity

On July 1, 2003, the company issued 1,950,000 shares of common stock with a fair value of $234,000 as payment for consulting services.

4. Reclassifications

The Company has reclassified expenses of contractor services totaling $52,186 and $124,472 respectively for the three months and nine months ended September 30, 2003, from general and administrative expenses to cost of sales to conform to classification used in the preparation of the Company's September 30, 2004 and annual financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The cumulative loss from inception of the Company in January 1999 through December 31, 2003 was $675,709 as previously reported. Cumulative operating losses have occurred as the Company continued to implement its business and operating plan to develop an expanding customer base and to attract a network of dealers or distributors to resell the Company's products. Net loss for the nine-month period ended September 30, 2004 was $56,727, however, the Company had an increase of sales of $20,669 over the same period last year. The Company does not have sufficient operating history to reasonably determine whether the operating results for the nine-month period ended September 30, 2004, will be indicative of future periods.

Green Dolphin Systems Corporation is in the business of distributing water-based, environmental and user-friendly products in four primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire retardants suitable for use on fabrics, wood and other building materials,

(3) oxygen activated stain remover and laundry detergent for the retail stores, and

(4) laundry additives and solutions.

The Company also distributes a line of water-based clear and tinted wood stain products. In terms of gross revenues,

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

The Company completed research and development in the fourth quarter of 2003 by finishing the packaging of two new retail products that are natural and eco-friendly. One product is an oxygenated stain remover, the other is a heavy duty oxygen activated detergent with enzymes and optical brighteners. Both products will be sold to supermarket chain stores, department stores, hardware and pharmacy stores.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company during the three month period ending September 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: November 15, 2004

By: /s/ Nicholas Plessas

Nicholas Plessas, President