Form 10KSB
period 2004-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2005-04-18
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $655,720

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $807,822 on April 15, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,848,700 common shares as of March 31, 2005.

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

"PURE-N-FRESH" - odor eliminator for compactors, waste receptacles and recycling bins

"AIR-O-KLEEN" - smoke and odor eliminator for airborne malodor and bacteria

"ULTRA OXI RENEW" - oxygen activated stain remover

"FABRIC FRESH 101" - smoke and odor eliminator for laundry

We have targeted large institutional operations where optimal environments are required such as hospitals and hotels, as well as high volume human traffic areas such as transit systems, government buildings and industrial and retail installations as the primary markets for our ceiling and wall cleaning, fabric protection, fire retardation, waterproofing, graffiti removal, smoke and odor eliminators and non-slip treatments. Over the past year the Company has devoted more attention to establishing Distributors to the commercial laundry market.

Distribution Methods of the Products:

Green Dolphin uses four channels of distribution for its products and services.

1. Dealers: Green Dolphin continues to be engaged in establishing a network of Dealers appointed to distribute Green Dolphin products and services in various geographic areas. Dealers sell, hire and train crews to install the products for end users. To date, twenty dealers have been appointed.

2. Industrial/Commercial: Green Dolphin to date has established in United States 14 Distributors selling the Company laundry products to commercial end-users.

3. Retail: Green Dolphin is soliciting to the retail trade the "Ultra Oxi Renew" stain remover and "Ultra Oxi Renew" oxygen activated laundry detergent products to supermarket chain stores, department stores, pharmacy and convenience stores.

4. International: The Company has three Exclusive Agency Distribution Agreements with established distribution companies in different countries. Of primary importance is a Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin Systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which produced approximately 61% of all the Company's sales in 2004.

Competition

There are numerous ceiling and wall cleaning, fabric protection, fire retardant, waterproofing, graffiti removal, smoke and odor elimination and non-slip products on the market. Many of these products are manufactured and distributed by major corporations with far greater financial and personnel resources, market acceptance, distribution networks and production capabilities than Green Dolphin. Green Dolphin had total sales of $655,720 in 2004 which did not represent a significant share of the market for any Green Dolphin product.

As a result of its small sales volume, minimal capitalization and its limited sales force, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, Green Dolphin is at a competitive disadvantage. However, the Company did compete and perform successfully in two niche-markets. Selling to Distributors that re-sell to commercial laundry end-users and selling to contractors that install the ceiling and wall restoration products. It is unlikely that Green Dolphin will be able overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

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

Green Dolphin is primarily dependent on Green Dolphin Canada, a related entity, for the sale of its products. In 2004, approximately 61% of the Company's total sales were generated by Green Dolphin Canada. The Company is not dependent on any other major customers.

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

Research and Development Costs

Green Dolphin Systems Corporation has not spent any significant amount in Research and Development for its products and services during 2004.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. During 2004, the Company conducted its business operations from two offices: a 6,400 square foot leased principal office located at 7160 Small Creek Way, Powell, Tennessee, 37849 and a 4,000 square foot leased location at 26 Voyager Court, South, Etobicoke, which is in Toronto, Ontario, Canada.

The Tennessee facility is located at 7160 Small Creek Way, Powell, Tennessee contains approximately 6400 square feet which feature executive offices and production space. The lease on this facility expired on November 30, 2004 and called for annual payments of $33,644 and $31,120 in 2003 and 2004 respectfully. The Canadian facility at 26 Voyager Court, South Etobicoke, Ontario includes approximately 4000 square feet devoted to sales offices and production space. This premise is leased to Green Dolphin Canada. The production facilities at both locations both contain mixing containers, component inventory storage and operating space in which finished product is compounded. Both facilities also contain equipment necessary to containerize and label the end products. We pay all rent associated with the occupancy of the Ontario, Canada premises, although a portion of these facilities are occupied by Green Dolphin Canada, a related party.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings against the Company, and none of our officers, directors or affiliates are a party adverse to us in any legal proceeding.

The Securities and Exchange Commission is presently conducting a private investigation of Green Dolphin in case number HO-9934 arising from the entry of an order on April 8, 2004 suspending trading of Green Dolphin common shares for a period of ten (10) days. The order expresses concern about the accuracy of press releases and public statements to investors concerning, amount other things, Green Dolphin's business relationship with Cracker Barrel Country stores, a national restaurant chain. The relationship which previously existed with Cracker Barrel was terminated in the summer of 2004, and we are not presently doing any business with this company.

This investigation has continued for nearly a year during which Green Dolphin has attempted to provide all documents and testimony sought by the Staff of the Commission. We will continue to fully cooperate with the SEC in this matter. To date, no actions have been brought as a result of the investigation which is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of Green Dolphin during the year 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock commenced trading on the over-the-counter bulletin board under the symbol "GDLS.ob" on December 18, 2002. Trading in Green Dolphin shares was suspended for ten days on April 8, 2004 and when the suspension expired, trading resumed on the Pink Sheets quotation system. We have submitted, through a registered broker-dealer, updated materials to the NASD which are designed to meet the requirements of SEC Rule 15c2-11 under the Exchange Act in an attempt to obtain clearance for brokers to resume submitting bid and ask quotations for Green Dolphin shares on the OTCBB. The NASD comment process is continuing. No assurance can be given that trading of our shares on the OTCBB will be resumed, or if trading is permitted, when it may begin. The following table sets forth the high and low bid prices our common stock for each fiscal quarter since listing.

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.
Period	High Bid	Low Bid
October 1, 2003 - December 31, 2004	$.10	$.06
July 1, 2004 - September 30, 2004	$.22	$.09
April 1, 2004 - June 30, 2004	$.90	$.20
January 1, 2004 - March 30, 2004	$.22	$.12
October 1, 2003 - December 31, 2003	$.28	$.12
July 01, 2003 - September 30, 2003	$.30	$.10
April 01, 2003 - June 30, 2003	$.16	$.09
January 01, 2003 - March 30, 2003	$.70	$.25

As of December 31, 2004, there were approximately 2,000 holders of record of our Common Stock.

We have not paid any dividends with respect to our Common Stock and we have no plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

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

We believe that though the 8,385,000 shares held by the eight officers, directors and controlling stockholders of the Company are not presently eligible to be sold without registration under paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Green Dolphin within the meaning of that provision, all of these eight stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares so long as they comply with the requirements of paragraphs (c), (e), (f) and (h) of the Rule, and specifically the requirement that they limit the quantity of shares to 1% of the issued and outstanding shares of the Company each quarter.

Sales of restricted shares under Rule 144 might have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The operating loss from inception in January 1999 through December 31, 2003 was $441,709, plus a non-cash charge of $234,000 to reflect the issuance of 1,950,000 shares of common stock in exchange for consulting services. The Company realized further operating losses of $91,692 during the twelve months ended December 31, 2004. Part of the loss incurred in the year to date was due to the termination of a customer relationship with a national restaurant chain.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user-friendly products in four primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire retardants suitable for use on fabrics, wood and other building materials,

(3) oxygen activated stain remover and laundry detergent for the retail stores, and

(4) laundry additives and solutions.

The Company also distributes a line of water based clear and tinted wood stain products. In terms of gross revenues, 30% are derived from the sale of ceiling tile and wall restorer, 15% are from oxygen stain remover and detergents 15% are produced from the sale of fire retardant products, 30% from laundry additives, and, 10% from other products.

As funding is available, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin is aggressively working to increase its markets and growth by focusing on four primary business activities. First, it is increasing the size of its market for ceiling and wall restorers, fire retardant and non-slip floor treatment products by working to increase the number of product distributors from the present level of 12 to 25 by the end of the year. This is being done through increased participation in trade shows, trade journals, advertising and face-to-face presentations.

Second, the Company has engaged Fred Pierce Sales Agency to represent two new retail products. One product is an oxygenated stain remover the other is a heavy duty oxygen activated detergent with enzymes and optical brighteners. Both products will be sold to supermarket chain stores, department stores and hardware stores.

Thirdly, the Company has successfully established 14 Distributors in 2004 that sell to commercial laundry end-users. The Company will continue to apply aggressive attention to this niche-market that has shown proven and growth results.

Fourth, the Company has initiated negotiations for acquisition with a complimentary manufacturer. This partnership will yield synergies of technologies, customer's and human resource along with efficiencies in production. This potential acquisition is expected to be completed by second half of 2005.

At the present time Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures, for the foreseeable future.

Green Dolphin expects revenue to increase by the end of 2005 as a result of:

(1) response to tradeshow and trade journal advertising,

(2) appointment of additional dealers and distributors, increased revenue from retail sales through hardware and lumber stores, department stores and home centers

Billing and delivery policies are as follows:

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

ITEM 7. FINANCIAL STATEMENTS.

Included herein are the audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended.

Independent Auditors' Report

To the Board of Directors and Stockholders

Green Dolphin Systems Corporation

Powell, Tennessee

We have audited the accompanying balance sheets of Green Dolphin Systems Corporation (a Delaware Corporation) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Dolphin Systems Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

RODEFER MOSS & CO, PLLC

Knoxville, Tennessee

April 12, 2005

GREEN DOLPHIN SYSTEMS CORPORATION

Balance Sheets

December 31, 2004 and 2003

ASSETS	2004	2003
Current Assets
Cash	$ 27,041	$ 74,255
Accounts receivable, net	12,372	10,865
Inventory	27,236	20,018
Total current assets	66,649	105,138
Property and equipment, net	1,062	2,859
Other Assets
Trademarks and copyrights, net of amortization of $111,669 and $91,669 respectively	188,331	208,331
Total assets	$ 256,042	$ 316,328
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 20,971	$ 50,657
Accrued expenses	1,318	2,450
Due to related companies	410,848	348,624
Total current liabilities	433,137	401,731
Capital stock ($0.001 par value, 100,000,000 shares authorized, 21,848,700 issued and outstanding)	21,849	21,849
Additional paid-in capital	568,457	568,457
Accumulated deficit	(767,401)	(675,709)
Total stockholders' equity (deficit)	(177,095)	(85,403)
Total liabilities and stockholders' equity (deficit)	$ 256,042	$ 316,328

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Operations

Years Ended December 31, 2004 and 2003

	2004	2003
Sales
Related party	$401,756	$393,907
Other	253,964	373,763
Total Sales	655,720	767,670
Cost of sales	439,364	588,644
Gross margin	216,356	179,026
General and administrative expenses	308,048	551,580
Net loss before income taxes	(91,692)	(372,554)
Income taxes	-	-
Net Income (Loss)	$(91,692)	$(372,554)
Earnings (loss) per share: Basic and diluted	$-	$(0.02)

Basic and diluted weighted average shares outstanding	21,848,700	20,881,714

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Changes in Stockholders' Equity (Deficit)

Years Ended December 31, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance, January 1, 2003	19,898,700	$19,899	$336,407	$(303,157)	$53,149
Net loss	-	-	-	(372,552)	(372,552)
Stock issuance	1,950,000	1,950	232,050	-	234,000
Balance, December 31, 2003	21,848,700	$ 21,849	$ 568,457	$ (675,709)	$ (85,403)
Net income (loss)	-	-	-	(91,692)	(91,692)
Balance, December 31, 2004	21,848,700	$ 21,849	$ 568,457	$ (767,401)	$ (177,095)

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows from operating activities
Net Loss	$(91,692)	$(372,554)
Adjustments to reconcile net loss to net cash provided by operations activities:
Depreciation and Amortization	22,585	23,015
Stock issued for services	-	234,000
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,507)	(589)
Decrease (increase) in inventory	(7,218)	(4,527)
Increase (decrease) in accounts payable	(29,686)	18,572
Increase (decrease) in accrued payable	(1,132)	1,849
Increase (decrease) in due to related companies	62,224	130,596
Net cash from operating activities	$ (46,426)	$ 30,362
Cash flows from Investing activities
Purchases of fixed assets	(788)	(167)
Net cash used in investing activities	(788)	(167)
Increase (decrease) in cash	(47,214)	30,195
Cash, at the beginning of the year	74,255	44,060
Cash, at the end of the year	$ 27,041	$ 74,255

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Green Dolphin Systems Corporation (the Company is a Delaware corporation located in Powell, Tennessee. The Company is engaged in manufacturing and distributing a broad range of specialty chemicals in North America. See Note 2.

Basis of presentation - The financial statements include the accounts of the Company and its wholly owned subsidiary, Green Dolphin Systems Corporation (a Nevada corporation).

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2004 and 2003.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over fifteen years. Amortization expense for the years ended December 31, 2004 and 2003 was $20,000. The estimated aggregate amortization expense for each of the five succeeding years is $20,000 annually. Included among these acquired intangible assets are the Company's name and the following proprietary trademarks and tradenames and their formulations: Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Rain Guard, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000. Intangible assets are subjected to a test to determine whether the cost of the assets remain recoverable. To make the estimates, the Company relies on sales trends and a competitive analysis of its propriety products in the marketplace.

Property and Equipment - Depreciation is primarily determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expense as incurred.

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

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were approximately $4,034 and $708, respectively.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - Cash , account and other receivables, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's borrowings and advances to related companies approximates the carrying value because of their recent origination, their potential for offset and because of the substantial settlement of these balances expected in the short-term.

Statement of Cash Flows Supplemental Disclosure - No interest or income taxes were paid during the years ended December 31, 2004 and 2003.

Earnings (loss) per share - The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

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

NOTE 3 - TRANSACTIONS WITH RELATED COMPANIES

In establishing a customer base for its Powell, Tennessee location, the Company has relied on a Canadian company (Canada), which shares substantially common ownership and management with Green Dolphin Systems Corporation, to obtain customers, In compensation for obtaining much of its customer base through Canada efforts, fees paid to the related company for the years ended December 31, 2004 and 2003 were approximately $135,000 and $180,000, respectively.

Amounts due to related companies included on the balance sheets at December 31, 2004 and 2003 as $410,848 and $348,624, respectively, consist of amounts payable to related companies, Canada and Penta-Deltex, which share substantially common ownership and management with the Company. Pursuant to an agreement dated April 21, 1999, the Company's agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2004 and 2003 was $153,683.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 4 - COMMITMENTS

The company has commited to lease its administrative and warehouse space in Tennesse under a lease expiring on February 28, 2006. The annual future minimum lease payments under this non-cancelable operating lease are as follows:

2005 $12,500

2006 $2,500

Rent expense totaled $33,644 and $31,120 in 2004 and 2003, respectively.

NOTE 5 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

At December 31, 2004, the Company has available net operating loss (NOL) carryforwards, expiring at various dates through 2020, of approximately $1,642,000. These carryforwards may be used to offset future taxable income.

In assessing the reasonability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2004 and 2003 arising from its NOL carryforwards.

The income tax (provision) benefit for the years ended December 31, 2004 and 2003, consisted of the following:

2004 2003

Net operating loss carryforwards $ 35,000 $ 144,000

Change in valuation reservation (35,000) (144,000)

Total $ - $ -

Total deferred tax assets at December 31, 2004 and 2003 consist of the following:

2004 2003

Deferred tax assets $ 761,000 $ 726,000

Valuation reserve (761,000) (726,000)

Total $ - $ -

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 6. - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2004 and 2003 is as follows:

2004 2003

Canadian $194,713 $224,367

United States $461,007 $543,302

NOTE 7 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform with the presentation for 2004.

NOTE 8 - STOCKHOLDERS' EQUITY

On July 1, 2003, the company issued 1,950,000 shares of common stock with a fair value of $234,000 as payment for consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years or any interim period, no principal independent account on whom the principal account has expressed reliance in its reports has resigned or declined to stand for re-election, or was dismissed.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 21,848,700 issued and outstanding shares of the Company as of December 31, 2004.
Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percent of Class
Common	Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	6,685,000 shares	30.59%
Common	Thomas J. Rowen 39 Redmond Drive Ajax, Ontario L1S 5R8	1,000,000 shares	4.57%
Common	Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	300,000 shares	1.37%
Common	Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	100,000 shares	.45%
Common	William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	150,000 shares	.68%
Common	Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	150,000 shares	.68%
Common	Officers and Directors as a Group	8,385,000 shares	38.37%

None of the foregoing have any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2004 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

ITEM 13. INDEX TO EXHIBITS
Item
Exhibit 3(i)	Articles of Incorporation
Exhibit (3)(ii)	By-Laws of Green Dolphin Systems Corporation
Exhibit 23	Consent of Accountants
Exhibit 31.1	Certifications of CEO and CFO Pursuant to Section 302
Exhibit 32.1	Certification of CEO and CFO Pursuant to Section 906

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOLPHIN SYSTEMS CORPORATION

Date: April 15, 2002

By:/s/ Nicholas Plessas

Nicholas Plessas