Form 10KSB/A
period 2004-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2005-04-22
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $968,922 on April 15, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,848,700 common shares as of March 31, 2005.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:
Name	Age	Position	Date Held
Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	50	President/CEO, director	January 1999
Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	53	Vice President	January 1999
Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	76	Director	January 1999
William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	63	Director	February 2000
Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	76	Director	January 1999

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
Name	Principal Positions	Year	Salary	Bonus	Stock Awarded
Nicholas Plessas	President/CEO Director	2004	$25,000	-0-	reduced to 5,000,000 shares
		2003	$25,000	-0-	0 shares
		2002	$25,000	-0-	0 Shares
		2001	$25,000	-0-	0 Shares
		2000	$25,000	-0-	6,685,000 Shares
		1999	$41,600	-0-	0 Shares
Maxwell Labrooy	Vice President	2004	$38,000	-0-	0 Shares
		2003	$38,000	-0-	0 Shares
		2002	$38,000	-0-	0 Shares
		2001	$38,000	-0-	0 Shares
		2000	$39,000	-0-	300,000 Shares
		1999	$36,400	-0-	0 Shares
William Kefalas	Director	2004	$5,000	-0-	0 Shares
		2003	$5,000	-0-	0 Shares
		2002	$5,000	-0-	0 Shares
		2001	$15,000	-0-	0 Shares
		2000	-0-	5% of Gross Sales	150,000 Shares
		1999	$ 5,000	-0-	0 Shares
Dr. Adolph Hochstim*	Director	2004	-0-	-0-	0 Shares
		2003	-0-	-0-	0 Shares
		2002	$2,000	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	100,000 Shares
		1999	$ 5,000	-0-	0 Shares
Robert McDonald	Director	2004	-0-	-0-	0 Shares
		2003	-0-	-0-	0 Shares
		2002	-0-	-0-	0 Shares
		2001	-0-	-0-	0 Shares
		2000	-0-	-0-	150,000 Shares
		1999	-0-	-0-	0 Shares

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
Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percent of Class
Common	Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	5,000,000 shares	22.88%
Common	Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	300,000 shares	1.37%
Common	Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	100,000 shares	.45%
Common	William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	150,000 shares	.68%
Common	Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	150,000 shares	.68%
Common	Officers and Directors as a Group	5,700,00 shares	26.08%

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