Form 10QSB
period 2005-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2006-03-21
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2005

Commission File Number 000-31233

Green Dolphin Systems Corporation

(Name of Small Business in its Charter)

Delaware 88-0432539

(State of Incorporation or organization) IRS Employer Identification No.

3702 Neal Drive, Suite 102, Knoxville, TN 37918

(Address of principal executive offices) (Zip code)

Issuer's Telephone Number: (865) 922-6947

Transitional Small Business Disclosure Format (Check one): Yes[] No [x]

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS
Consolidated Balance Sheet at March 31, 2005 (unaudited)	3
Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	6-8

Green Dolphin Systems Corporation

Consolidated Balance Sheet (unaudited)

March 31, 2005
ASSETS
Current Assets
Cash	$ 35,010
Accounts receivable, net	11,922
Inventory	25,431
Prepaid expenses	1,250
Total Current Assets:	73,613
Property and equipment, net	915
Other Assets
Trademarks and copyrights, net	183,331
Total Assets:	$ 257,859
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 26,071
Accrued expenses	1,288
Total Current Liabilities:	27,359
Other Liabilities
Due to related companies	405,870
Total Liabilities:	433,229
Shareholders' deficit Common stock (0.001 par value; 100,000,000 shares authorized; 29,673,700 shares issued and outstanding)	29,674
Additional paid in capital	809,382
Accumulated deficit	(1,014,426)
Total Shareholders' deficit	(175,370)
Total Liabilities and Shareholders' Deficit:	$ 257,859

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Consolidated Statements of Operations

(unaudited)
	Three months ended March 31, 2005	Three months ended March 31, 2004
Sales
Related party	$ 192,092	$ 115,253
Other	25,561	137,333
Total Sales:	217,653	252,586
Cost of Sales	59,153	175,619
Gross margin	158,500	76,967
Expenses
General and administrative expenses	198,525	90,547
Compensation for Officers and Directors	207,000	0
Loss before income taxes	(247,025)	(13,580)
Income taxes	0	0
Net Loss	$ (247,025)	$ (13,580)
Weighted average common shares outstanding basic and diluted	27,110,922	21,848,700
Net loss per common share basic and diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Statements of Cash Flows
	For the three months ended March 31, 2005 (unaudited)	For the three months ended March 31, 2004 (unaudited)
Net cash flows from operating activities	$ 12,947	$ (38,373)
Cash flows from investing activities	0	0
Cash flows from financing activities
Advance from related companies	0	28,255
Repayments to related companies	(4,978)	0
Net cash flows from financing activities	(4,978)	28,255
Net change in cash	7,969	(10,118)
Cash, beginning of period	27,041	74,255
Cash, end of period	$ 35,010	$ 64,137
Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0
Non-Cash Investing and Financing Activities
Issuance of common stock to Officers and Directors for services rendered	$ 207,000	$0
Issuance of common stock to consultants for services rendered	$ 41,750	$0

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.

2. Reclassification

The Company has reclassified expenses of contractor services totaling $67,373 for the three months ended March 31, 2004 from the general and administrative expenses to cost of sales to conform to classification used in the preparation of the Company's three months ended March 31, 2005 and the year ended December 31, 2004 financial statements.

3. Common Stock

In January 2005, the Company issued 6,600,000 shares of restricted common stock with a fair value of $198,000 or $0.03 per share to a Director and Officer for services rendered for the past four years to the Company.

In January 2005, the Company issued 300,000 shares of restricted common stock with a fair value of $9,000 or $0.03 per share to three Directors (each receiving 100,000 shares) for services rendered to the Company.

In January 2005, the Company issued 575,000 shares of restricted common stock with a fair value of $17,250 or $0.03 per share to nine consultants for services rendered to the Company.

In March 2005, the Company issued 350,000 shares of restricted common stock with a fair value of $24,500 or $0.07 per share to Hollandale Farms Ltd. for research and development services rendered to the Company.

4. Segment Information

The Company's sales consist of sales in the United States and Canada. The composition of sales for the three months ended March 31, 2005 and 2004 were U.S. sales of $25,561 and $137,333, respectively, and Canadian sales of $192,092 and $115,253, respectively.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

5. Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs  an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections  a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

6. Subsequent Events

In June 2005, the Company entered into a Securities Exchange Agreement with Kettleby Soap Company Inc. in exchange for 8,000,000 shares. The Agreement was subsequently terminated in December 2005 for non-compliance with the terms of the Agreement. The shares issued in connection with this agreement were also returned and cancelled.

In January 2006, in an effort to address the debt of the Company and to restructure, the Board agreed to sell the Company's chemical operations and assets to Penta Deltex Ltd. (a related party) in exchange for the forgiveness of the balance owed by the Company to Penta Deltex Ltd. of $153,683.

In January 2006, an agreement was reached between the Company and Green Dolphin Systems Canada (a related party) ("GDS Canada") and Nicholas Plessas, stockholder, whereby GDS Canada and Mr. Plessas would forgive the balance owed by the Company to GDS Canada and Mr. Plessas of $263,717, along with GDS Canada assuming responsibility of the Company's balance on the cash overdraft line of credit with the Royal Bank of Canada of $65,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Results of Operation:

Revenues: For the three months ended March 31, 2005, total revenues were $217,653, while in the same period 2004, revenues were $252,586. The cost of sales was $59,153 for the three months ended March 31, 2005, compared to $175,619 in 2004, with the gross margin being $158,500 and $79,967, respectively. The company experienced a significant decline in U.S sales due to a loss of a major service contract in the quarter ended September 30, 2004. The cost of sales decreased from 69.5% of total revenues in 2004 to 27.2% of total revenues for the three months ended March 31, 2005, as the sales activities shifted to more service/application work, for which the margins are higher.

General and Administrative Expenses: Expenses for the three months ended March 31, 2005 totaled $198,525, which included $41,750 in stock issuances for services rendered, compared to $90,547 for the same period in 2004. While there were decreased expenditures in areas such as overhead (i.e. rent), increases were notable in licenses/permits, travel, and freight.

Officers and Directors Compensation: The amount for the three months ended March 31, 2005 was due to the issuance of shares to the former CEO and President and the three members of the Board of Directors for prior services performed, valued at $207,000. There was no corresponding stock issuance and charge in the prior period ended March 31, 2004.

Plan of Operation:

Green Dolphin Systems Corporation is in the business of distributing water based, environmental and user-friendly products in four primary areas:

1. products for the cleaning and remediation of ceiling and wall tiles,

2. fire retardants suitable for use on fabrics, wood and other building materials,

3. oxygen activated stain remover and laundry detergent and additives, and

4. general cleaning chemicals.

The breakdown of the gross revenue generated from each segment is as follows:

1. ceiling and wall tiles  30%

2. fire retardants  20%

3. laundry  35%

4. general  15%

As funding becomes available, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin is working diligently to increase its revenues by focusing on the fundamentals. There is intent is to grow its market for ceiling and wall restorers, fire retardant and non-slip floor treatment products by increasing the number of product distributors. This is being done through direct face-to-face presentations, as well as, generally expanding the network of business associates.

At the present time, Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures for the foreseeable future.

Billing and delivery policies are as follows:

International sales, that which are sales to purchasers outside North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letter of credit, certified checks or bank drafts before the items leave the plant.

They are shipped F.O.B. shipping point. Overseas Agents are responsible to assign their independent inspection service companies to inspect each shipment. North America sales are made F.O.B. shipping point, but are made subject to the right of the purchasers to inspect and either accept or reject damaged shipments within seven (7) days of receipt. Terms of payment on domestic shipments are 2% - 15 days, net  30 days. On both domestic and off-shore shipments, revenues are recorded when the goods are shipped and the right of return has expired.

On both domestic and off-shore shipments, Green Dolphin's policy is to replace goods received in damaged condition. Over the last two years, Green Dolphin has been required to replace $688 in damaged goods. In light of the durability of the goods shipped, the resulting small return rate and the return rate that is likely to prevail in the future, no material change in our historical or future net income would, or is likely to result from the adoption of different revenue recognition or damaged goods policy.

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

Green Dolphin believes it will continue as a going concern on the basis of present revenues from operations. Its present growth assumptions are based on internal expansion from execution of its business plan. The Company does not anticipate any need for additional financing during fiscal year 2005. If capital acquisition should become feasible on any basis during the next year, such prospect will be evaluated on their merit.

The Company effected two Board Resolutions during the first quarter of 2005. The first Board Resolution was made effective as of January 28, 2005 to issue a total of 7,475,000 restricted common shares compensating the four Board members in lieu of cash for the work and consultation on the business development during the past four years. The majority of the shares were awarded to Mr. Nicholas Plessas for the inadequate income compensation during the past four years. There were nine additional individuals that have assisted and supported the Company over the past few years and they received shares in lieu of cash. The restricted common shares were issued on reliance for the exemption provided by Section 4(2) of the 1933 Act. The second Board Resolution was made effective as of March 2, 2005, and Hollandale Farms Ltd. was awarded 350,000 restricted common shares for the research and development and on-site training of two natural Green Dolphin products. The shares were issued on reliance on the exemption provided by Section 4(2) of the 1933 Act.

Off-Balance Sheet Transactions

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital expenditures or capital resources that is material to investors.

Primary Risks of Operations

Investment in Green Dolphin shares involves a high degree of risk arising from the following factors, among others:

1. The uncertainty of additional financing;

2. The start-up posture of the Company;

3. The limited scope of the present market for the Company's products;

4. The early stage of execution of its business plan;

5. The lack of voluntary adoption of certain safeguards, including creation of an audit committee, adherence to director independence standards and adoption of a Code of Ethics, may not provide protections to investors that adoption of these and other corporate governance measure might provide; and

6. As a result of its small sales volume, minimal capitalization, its limited sales force and production capacity, its over-all lack of exposure in the relevant markets, and its inability to pay for substantial advertising, it is unlikely that Green Dolphin will be able to overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

Item 3. CONTROLS & PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On January 28, 2005, we issued 6,600,000 shares of restricted common stock with a fair value of $198,000 or $0.03 per share to a Director and Officer for services rendered for the past four years to the Company.

On January 28, 2005, we issued 300,000 shares of restricted common stock with a fair value of $9,000 or $0.03 per share to three Directors (each receiving 100,000 shares) for services rendered to the Company.

On January 28, 2005, we issued 575,000 shares of restricted common stock with a fair value of $17,250 or $0.03 per share to nine consultants for services rendered to the Company.

On March 2, 2005, we issued 350,000 shares of restricted common stock with a fair value of $24,500 or $0.07 per share to Hollandale Farms Ltd. for research and development services rendered to the Company.

Item 3. Defaults upon Senior Securities

There have been no material defaults in the payments of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days during the quarter covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders through solicitation or proxies during the quarter covered by this report.

Item 5. Other Information

None.

Item 6. Exhibits:

The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:

Exhibit No. Description of Exhibit

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dolphin Systems Corporation

Date: March 21, 2006

/S/

William Kefalas

President and CEO