Form 10QSB
period 2005-06-30
GREEN DOLPHIN SYSTEMS CORP
filed 2006-05-02
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 2005

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

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS
Consolidated Balance Sheet at June 30, 2005 (unaudited)	3
Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	6-8

Green Dolphin Systems Corporation

Consolidated Balance Sheet

(unaudited) June 30, 2005
ASSETS
Current Assets
Cash	$ 20,609
Accounts receivable, net	58,962
Inventory	24,262
Prepaid expenses	1,250
Total Current Assets:	105,083
Property and equipment, net	767
Other Assets
Trademarks and copyrights, net	178,331
Total Assets:	$ 284,181
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 78,331
Accrued expenses	1,075
Total Current Liabilities:	79,406
Other Liabilities
Due to related companies	430,138
Total Liabilities:	509,544
Shareholders' deficit Common stock (0.001 par value; 100,000,000 shares authorized; 29,673,700 shares issued and outstanding)	29,674
Additional paid in capital	809,382
Accumulated deficit	(1,064,419)
Total Shareholders' deficit	(225,363)
Total Liabilities and Shareholders' Deficit:	$ 284,181

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Consolidated Statements of Operations

	(unaudited) Three months ended June 30		(unaudited) Six months ended June 30
	2005	2004	2005	2004
Sales
Related party	$ 83,023	$ 78,545	$ 275,116	$ 193,798
Other	110,441	58,742	136,001	196,075
Total Sales:	193,464	137,287	411,117	389,873
Cost of Sales	133,698	61,309	192,850	236,928
Gross margin	59,766	75,978	218,267	152,945
Expenses
General and administrative expenses	109,760	103,977	308,285	194,524
Compensation for Officers and Directors	-	-	207,000	-
Loss before income taxes	(49,994)	(27,999)	(297,018)	(41,579)
Income taxes	-	-	-	-
Net Loss	$ (49,994)	$ (27,999)	$ (297,018)	$ (41,579)
Weighted average common shares outstanding basic and diluted	29,673,700	21,848,700	28,399,390	21,848,700
Net loss per common share basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Statements of Cash Flows

For the six months ended June 30,

	(unaudited)2005	(unaudited)2004
Net cash flows from operating activities	$ (25,722)	$ (59,766)
Cash flows from investing activities
Acquisition of furniture and equipment	-	(788)
Cash flows from financing activities
Advances from related companies	19,290	40,975
Net change in cash	(6,432)	(19,579)
Cash, beginning of period	27,041	74,255
Cash, end of period	$ 20,609	$ 54,676
Supplemental Disclosures:
Interest Paid	-	-
Income Taxes Paid	-	-
Non-Cash Investing and Financing Activities
Issuance of common stock to Officers and Directors for services rendered	$ 207,000	$ -
Issuance of common stock to consultants for services rendered	$ 41,750	$ -

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.

2. Reclassification

The Company has reclassified expenses of contractor services totaling $67,373 for the six months ended June 30, 2004 from the general and administrative expenses to cost of sales to conform to classification used in the preparation of the Company's six months ended June 30, 2005 and the year ended December 31, 2004 financial statements.

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

4. Segment Information

The Company's sales consist of sales in the United States and Canada. The composition of sales for the three months ended June 30, 2005 and 2004 were U.S. sales of $110,441 and $58,742, and Canadian sales of $83,023 and $78,545, respectively. The composition of sales for the six months ended June 30, 2005 and 2004 in the U.S. were $136,001 and $196,075, and in Canada were $275,116 and $193,798, respectively.

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

6. Acquisition

In June 2005, the Company entered into a Securities Exchange Agreement with Kettleby Soap Company Inc.

in exchange for 8,000,000 shares. The Agreement was subsequently terminated in December 2005 for non-

compliance with the terms of the Agreement. The shares issued in connection with this agreement were also returned and cancelled.

7. Subsequent Events

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Results of Operation:

Revenues:

For the three months ended June 30, 2005, total revenues were $193,464, while in the same period 2004, revenues were $137,287. The cost of sales was $133,698 for the three months ended June 30, 2005, compared to $61,309 in 2004, with the gross margin being $59,766 and $75,978, respectively. The increase in total revenues was primarily due to the significant increase in U.S. Sales, of approximately 88%, due to the company obtaining several large customers to replace the loss of a significant customer during the quarter ended September 30, 2004. For the three months ended June 30, 2005, the cost of sales was 69% of total revenues, compared to 45% of total revenues in the same quarter of 2004. The increase in the cost of sales in this three month period was primarily due to the fees paid to U.S. sub-contractors.

For the six months ended June 30, 2005, the revenues totaled $411,117, showing an increase of 5% over the same period in 2004 of $389,873. The gross margin for the same period increased to 53% in 2005, versus 39% in 2004. The increase in the gross margin was seen primarily in Canada in the first quarter, where the bulk of the revenues were realized through service/applications work, which have more favorable margins than from product sales.

General and Administrative Expenses:

Expenses for the three months ended June 30, 2005 totaled $109,760, compared to $103,977 for the same period in 2004. The increase was primarily due to the addition of an office support staff position.

For the six months ended June 30, 2005, the expenses totaled $308,285, including $41,750 in stock issuances for services rendered, compared to $194,524 for the six months ended June 30, 2004. While there were decreased expenditures in areas such as overhead (i.e. rent), increases were notable in licenses/permits, travel, and freight.

Officers and Directors Compensation:

The amount for the six months ended June 30, 2005 was due to the issuance of shares to the former CEO and President and the three members of the Board of Directors for prior services performed, valued at $207,000. There was no corresponding stock issuance and charge in the prior year period ended June 30, 2004.

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

Item 3. CONTROLS & PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period ended June 30, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

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

Item 3. Defaults upon Senior Securities

There have been no material defaults in the payments of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders through solicitation or proxies during the period covered by this report.

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

/s/ William Kefalas

Date: May 1, 2006

William Kefalas

President and CEO