Form 10QSB
period 2005-09-30
GREEN DOLPHIN SYSTEMS CORP
filed 2006-05-22
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2005

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

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS
Consolidated Balance Sheet at September 30, 2005 (unaudited)	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	6-8

Green Dolphin Systems Corporation

Consolidated Balance Sheet
(unaudited) September 30, 2005
ASSETS
Current Assets
Cash	$ 18,708
Accounts receivable, net	10,245
Inventory	24,200
Prepaid expenses	1,250
Total Current Assets:	54,403
Property and equipment, net	620
Other Assets
Trademarks and copyrights, net	173,331
Total Assets:	$ 228,354
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 51,559
Accrued expenses	1,226
Total Current Liabilities	52,785
Other Liabilities
Due to related companies	428,650
Total Liabilities:	481,435
Shareholders' deficit Common stock (0.001 par value; 100,000,000 shares authorized; 29,673,700 shares issued and outstanding)	29,674
Additional paid in capital	809,382
Accumulated deficit	(1,092,137)
Total Shareholders' deficit	(253,081)
Total Liabilities and Shareholders' Deficit:	$ 228,354

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Consolidated Statements of Operations
	(unaudited)Three months ended September 30		(unaudited)Nine months ended September 30
	2005	2004	2005	2004
Sales
Related party	$ 85,418	$ 135,951	$ 360,534	$ 329,749
Other	34,882	24,169	170,883	220,244
Total Sales:	120,300	160,120	531,417	549,993
Cost of Sales	54,932	133,751	247,782	370,679
Gross margin	65,368	26,369	283,635	179,314
Expenses
General and administrative expenses	93,086	41,517	401,371	236,041
Compensation for Officers and Directors	---	---	207,000	---
Loss before income taxes	(27,718)	(15,148)	(324,736)	(56,727)
Income taxes	---	---	---	---
Net Loss	(27,718)	(15,148)	(324,736)	(56,727)
Weighted average common shares outstanding basic and diluted	29,673,700	21,848,700	28,828,828	21,848,700
Net loss per common share basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Statements of Cash Flows

For the nine months ended September 30,

	(unaudited)2005	(unaudited)2004
Net cash flows from operating activities	$ (26,135)	$ (80,457)
Cash flows from investing activities
Acquisition of furniture and equipment	---	(788)
Cash flows from financing activities
Advances from related companies	17,802	43,565
Net change in cash	(8,333)	(37,680)
Cash, beginning of period	27,041	74,255
Cash, end of period	$ 18,708	$ 36,575
Supplemental Disclosures:
Interest Paid	---	---
Income Taxes Paid	---	---
Non-Cash Investing and Financing Activities
Issuance of common stock to Officers and Directors for services rendered	$ 207,000	$ ---
Issuance of common stock to consultants for services rendered	$ 41,750	$ ---

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005.

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

3. Segment Information

The Company's sales consist of sales in the United States and Canada. The composition of sales for the three months ended September 30, 2005 and 2004 were U.S. sales of $34,882 and $24,169, and Canadian sales of $85,418 and $135,951, respectively. The composition of sales for the nine months ended September 30, 2005 and 2004 in the U.S. were $170,883 and $220,244, and in Canada were $360,534 and $329,749, respectively.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

4. Recently Issued Accounting Standards

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company does not anticipate the adoption of SFAS 153 to have a material impact on its consolidated financial statements.

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

5. Acquisition

In June 2005, the Company entered into a Securities Exchange Agreement with Kettleby Soap Company Inc.

in exchange for 8,000,000 shares. The Agreement was subsequently terminated in December 2005 for non-

compliance with the terms of the Agreement. The shares issued in connection with this agreement were also returned and cancelled.

6. Subsequent Events

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Results of Operation:

Revenues:

For the three months ended September 30, 2005, total revenues were $120,300, while in the same period 2004, revenues were $160,120. The cost of sales was $54,932 for the three months ended September 30, 2005, compared to $133,751 in 2004, with the gross margin being $65,368 and $26,369, respectively. The decrease in total revenues was primarily due to the overall decrease in Canadian sales, due to the decrease in sales orders from a major Canadian customer. For the three months ended September 30, 2005, the cost of sales was 46% of total revenues, compared to 84% of total revenues in the same quarter of 2004. The decrease in the cost of sales was primarily due to the overall decrease in revenues, in addition to a shift in sales activities to more service/application work, which have more favorable profit margins than product sales.

For the nine months ended September 30, 2005, the revenues totaled $531,417, showing a decrease of 3% over the same period in 2004 of $549,993. The gross margin for the same period increased to 53% in 2005, versus 33% in 2004. The increase in the gross margin was seen primarily in Canada, where the bulk of the revenues were realized through service/applications work, which have more favorable margins than from product sales.

General and Administrative Expenses:

Expenses for the three months ended September 30, 2005 totaled $93,086, compared to $41,517 for the same period in 2004. The increase was primarily due to the addition of an office support staff position, and overall increases in licenses/permits, travel, and freight expenses.

For the nine months ended September 30, 2005, the expenses totaled $401,371, including $41,750 in stock issuances for services rendered, compared to $236,041 for the nine months ended September 30, 2004. While there were decreased expenditures in areas such as rent, increases were notable in licenses/permits, travel, freight, and administrative staff/consultants.

Officers and Directors Compensation:

The amount for the nine months ended September 30, 2005 was due to the issuance of shares to the former CEO and President and the three members of the Board of Directors for prior services performed, valued at $207,000. There was no corresponding stock issuance and charge in the prior year period ended September 30, 2004.

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

Item 3. CONTROLS & PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period ended September 30, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

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

Date: May 18, 2006

William Kefalas

President and CEO