Form 10-K
period 2005-12-31
GREEN DOLPHIN SYSTEMS CORP
filed 2006-07-27
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31233

GREEN DOLPHIN SYSTEMS CORPORATION

(Name of Small Business in its charter)

DELAWARE 88-0432539

(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

3702 Neal Drive, Ste. 102, Knoxville, TN 37918

(Address of principal executive offices) (Zip Code)

Issuer's Telephone number: (888) 379-8693

Securities registered Under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $608,099

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: $452,605

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,173,700 common shares as of June 2, 2006.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Green Dolphin is in the business of developing, testing, producing and marketing a line of specialty chemical products used for ceiling and wall cleaning, fabric protection, fire retardation, graffiti removal, smoke and odor elimination, mold and mildew control and sanitization and laundry and dry cleaning solutions. The Company also engages in applications of fire retardants, sealants, as well as, walls and ceiling cleaning and restoration. References in this report to "Green Dolphin Nevada" are to a Nevada corporation whose operations we acquired in March 2000, and references to "Green Dolphin Delaware" are to Green Dolphin Systems Corporation, the registrant. References to "Green Dolphin Canada" are to a Canadian corporation, an affiliate through common ownership and control.

Principal products or services and their markets.

The Company's products, by brand name, are as follows:

"RENEW 4000" - ceiling tile and wall restorer

"FIRE SAFE 108 WOOD" - fire retardant for wood

"FIRE SAFE 701 FABRIC" - fire retardant for fabrics

"G.D. ORANGE CLEANER/DEGREASER" - all-purpose cleaner/degreaser

"TURBO KLEEN" - concrete and stonework cleaner

"G.D. GRAFFITI REMOVER" - graffiti remover for protein and ink stains.

"ENVIRO-ZYME" - active enzyme bacteria to eliminate smoke and odor from cellulose materials

"DELTA ENZYME" - high concentrate of enzyme bacteria to eliminate malodors and pathogens in drains, septic tanks, and drainage tanks

"PURE-N-FRESH" - odor eliminator for compactors, waste receptacles and recycling bins

"AIR-O-KLEEN" - smoke and odor eliminator for airborne malodor and bacteria

"ULTRA OXI RENEW" - oxygen activated stain remover

"FABRIC FRESH 101" - smoke and odor eliminator for laundry

The business was focused on increasing the number of dealership of walls and ceiling cleaning/restoration in the US where the number increased to 24 from 20 in 2004, while the product distribution in North America continues on a limited basis. The company maintains a core list of customers that rely on the supply of Fire Safe products, and the annual sales have remained consistent. The walls and ceiling and fire retardant application segments are stable, and produce favorable margins for the company.

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

2. International: Sales Agency Agreement between Green Dolphin Systems Corporation and Green Dolphin Systems (Canada) which was signed on March 17, 2000. Green Dolphin Systems Canada is a related corporation which produced approximately 65% of all the Company's sales in 2005.

Competition:

Green Dolphin faces rigorous competition on many fronts due to the wide range of product categories across many target segments. The total sales of $608,099 in 2005 do not represent market share of any significance in any target segments.

Green Dolphin is at a competitive disadvantage due to the small sales volume, minimal capitalization which prevents them from launching effective marketing and advertising campaign to penetrate the market and build the brand. It is unlikely that Green Dolphin will be able overcome its competitive disadvantages or establish a significant impact on the markets for the products it distributes in the foreseeable future.

The Company manufactures approximately eight of its products in house and relies on third-party contract blenders to produce the rest. Greenway Chemical, Knoxville, Tennessee blends Renew 4000, Orange Cleaner Degreaser, Turbo Kleen, Graffiti Remover, Delta Enzyme, Enviro-Kleen Super and Enviro-Zyme. Crown Chemical, Mississauga, Ontario blends all of those products plus Air-O-Kleen, as well as, the laundry products (Ultra Oxi Renew detergent, Fabric Fresh).

There are no written contracts in place with these producers. The blending is done on an order contract basis. The raw materials used in products are widely available from numerous sources. There are numerous manufacturers in the United States and Canada capable of producing those items not manufactured in house.

Green Dolphin does not foresee any difficulty in producing adequate product to meet demand in the foreseeable future.

Dependence on one or a few major customers:

Green Dolphin is primarily dependent on Green Dolphin Canada, a related entity, for the sale of its products. In 2005, approximately 65% of the Company's total sales were generated by Green Dolphin Canada. The Company is not dependent on any other major customers.

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

"Shield Kote"

"Secure-Step"

"Protection Plus 2000"

"Renew 4000"

"Enviro Oxi"

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

Effect of Existing or Probable Governmental Regulations on the Business:

The Company believes that its products comply with existing government regulations, however with the growing interest and concerns about the environment, the regulations and standards will become more and more stringent. The need for registration and/or certification will become more prevalent.

Costs and effects of compliance with environmental laws:

Green Dolphin does not anticipate that it will incur any costs in the foreseeable future in complying with any state, federal or local environmental laws or administrative regulations.

Research and Development Costs:

The Company has not spent any significant amount in Research and Development for its products and services during 2005.

Number of employees:

The Company presently has one full time and two part time employees employed at its Tennessee facility. An additional three full time and two part time persons are employed by Green Dolphin Canada.

ITEM 2. DESCRIPTION OF PROPERTY.

Green Dolphin owns no interest in any real property. During 2004, the Company conducted its business operations from two offices: a 2,400 square foot leased principal office located at 3702 Neal Drive, Ste. 102, Knoxville, TN 37918 and a 4,000 square foot leased location at 26 Voyager Court South, Etobicoke, which is in Toronto, Ontario, Canada.

The Knoxville facility contains executive offices and production space. The lease on this facility expires on November 30, 2006. Annual rent payments totaled $40,405 in 2005 - $15,761 (US office) and $24,644 (CAN office). The production facilities at both locations contain mixing containers, component inventory storage and operating space in which finished product is compounded. Both facilities contain equipment necessary to containerize and label the end products.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings against the Company, and none of our officers, directors or affiliates are a party adverse to us in any legal proceeding.

The Securities and Exchange Commission is presently conducting a private investigation of Green Dolphin in case number HO-9934 arising from the entry of an order on April 8, 2004 suspending trading of Green Dolphin common shares for a period of ten (10) days. This investigation has continued for nearly two years, during which Green Dolphin has attempted to provide all documents and testimony sought by the Staff of the Commission. We will continue to fully cooperate with the SEC in this matter. To date, no actions have been brought as a result of the investigation which is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of Green Dolphin during the year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock commenced trading on the over-the-counter bulletin board under the symbol "GDLS.ob" on December 18, 2002. Trading in Green Dolphin shares was suspended for ten days on April 8, 2004 and when the suspension expired, trading resumed on the Pink Sheets quotation system. We have submitted, through a registered broker-dealer, updated materials to the NASD which are designed to meet the requirements of SEC Rule 15c2-11 under the Exchange Act in an attempt to obtain clearance for brokers to resume submitting bid and ask quotations for Green Dolphin shares on the OTCBB. The NASD comment process is continuing. No assurance can be given that trading of our shares on the OTCBB will be resumed, or if trading is permitted, when it may begin. The following table sets forth the high and low bid prices our common stock for each fiscal quarter, in 2005.

The bid prices are inter-dealer prices, without retail markup, markdown or commission, and do not reflect actual transactions.
Period	High Bid	Low Bid
January 1, 2005 - March 31, 2005	$0.12	$0.06
April 1, 2005 June 30, 2005	$0.08	$0.04
July 1, 2005 - September 30, 2005	$0.06	$0.03
October 1, 2005 December 31, 2005	$0.05	$0.01

As of June 2, 2006, there were approximately 153 holders of record of our Common Stock, with a total of 30,173,700 shares issued and outstanding.

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

On May, 2005, we issued 500,000 shares of restricted common stock with a fair value of $35,000 or $0.07 per share to Max Labrooy for services rendered.

In June 2005, the Company entered into a Securities Exchange Agreement with Kettleby Soap Company Inc. in exchange for 8,000,000 shares. The Agreement was subsequently terminated in December 2005 for non-compliance with the terms of the Agreement. The shares issued in connection with this agreement were also returned and cancelled in January, 2006.

At the present time, 13,100,000 of these shares are held by the eight officers and directors of the Company. The remaining 17,613,700 shares are held by those who are not affiliates of Green Dolphin.

Of the 17,613,700 shares registered to those who are not officers, directors or controlling stockholders of the Company, 16,960,510 shares may be resold by their registered owners, without restriction, under the exemption from registration provided by Section 4(1) of the Securities Act of 1933 for transactions by persons other than issuer, underwriters or dealers, and the safe harbor for such sales provided by paragraph (k) of SEC Rule 144 under the Act.

We believe that though the 13,100,000 shares held by the eight officers, directors and controlling stockholders of the Company are not presently eligible to be sold without registration under paragraph (k) of Rule 144 because the registered owners of the shares are affiliates of Green Dolphin within the meaning of that provision, all of these eight stockholders have established the one-year holding period required as a condition for reliance on Rule 144 to afford safe harbor for the sale of limited quantities of the shares so long as they comply with the requirements of paragraphs (c), (e), (f) and (h) of the Rule, and specifically the requirement that they limit the quantity of shares to 1% of the issued and outstanding shares of the Company each quarter.

Sales of restricted shares under Rule 144 might have a depressive effect on the price at which Green Dolphin shares might trade.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The operating loss from inception in January 1999 through December 31, 2004 was $533,401, plus a non-cash charge of $234,000 to reflect the issuance of 1,950,000 shares of common stock in exchange for consulting services. The Company realized further operating losses of $432,894 during the twelve months ended December 31, 2005, which includes a non-cash transaction of $242,000 for Officers & Directors, and $41,750 for consulting services that reflect the issuance of 7,400,000 and 925,000 Common Shares, respectively. The gross margin in 2005 increased and improved compared to 2004 due to the company's change in focus to conducting more on-site application and selling more of the fire retardant products that have higher gross margins.

Green Dolphin Systems Corporation is in the business of distributing water based, environmental-, and user-friendly products in four primary areas:

(1) products for the cleaning and remediation of ceiling and wall tiles,

(2) fire retardants suitable for use on fabrics, wood and other building materials,

(3) oxygen activated stain remover, laundry detergent and additives, and

(4) general cleaning chemicals.

The breakdown of the gross revenue generated from each segment is as follows:

a. ceiling and wall tiles  30%

b. fire retardants  35%

c. laundry 20%

d. general  15%

As funding becomes available, the Company intends to increase expenditures for tradeshow presentations, trade journal advertising and direct marketing by hiring additional in-house personnel. Such increases will be affected only if warranted by increased revenues.

Green Dolphin is working diligently to increase its revenues by focusing on the fundamentals. There is intent is to grow its market for ceiling and wall restorers, fire retardant and general products through grass-roots methods, such as direct face-to-face presentations, as well as, generally expanding the network of business associates.

At the present time, Green Dolphin does not have any substantial commitments for capital expenditures. It intends to operate on its current business plan, without substantial change or additional expenditures for the foreseeable future.

Billing and delivery policies are as follows:

International sales, which refers to sales outside of North America, are made to distributors pursuant to Exclusive Agency Distribution Agreements which require payment for the shipments by irrevocable letter of credit, certified checks or bank drafts before the items leave the plant.

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

The Company effected two Board Resolutions during the first quarter of 2005. The first Board Resolution was made effective as of January 28, 2005 to issue a total of 7,475,000 restricted common shares compensating the four Board members in lieu of cash for the work and consultation on the business development during the past four years. The majority of the shares were awarded to Mr. Nicholas Plessas for the inadequate income compensation during the past four years. There were nine additional individuals that have assisted and supported the Company over the past few years and they received shares in lieu of cash. The restricted common shares were issued on reliance for the exemption provided by Section 4(2) of the 1933 Act. The second Board Resolution was made effective as of March 2, 2005, and Hollandale Farms Ltd. was awarded 350,000 restricted common shares for the research and development and on-site training of two natural Green Dolphin products. The shares were issued on reliance on the exemption provided by Section 4(2) of the 1933 Act. The Board approved an issuance of 500,000 restricted commons share to Max Labrooy to compensate for services.

In June 2005, 8,000,000 shares were issued to Kettleby Soap Company in an Security Exchange Agreement, which was subsequently terminated and cancelled in December, 2005, and the shares were returned in January, 2006.

Off-Balance Sheet Transactions:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Primary Risks of Operations:

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

ITEM 7. FINANCIAL STATEMENTS.

Included herein are the audited balance sheet of Green Dolphin Systems Corporation as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders

Green Dolphin Systems Corporation

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Green Dolphin Systems Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp

Rochester, New York

July 12, 2006

GREEN DOLPHIN SYSTEMS CORPORATION

Balance Sheets

December 31, 2005 and 2004

ASSETS	2005	2004
Current Assets
Cash	$ 25,448	$ 27,041
Accounts receivable, net	28,660	12,372
Inventory Security Deposit	37,522 1,250	27,236 0
Total current assets	92,880	66,649
Property and equipment, net	472	1,062
Other Assets
Trademarks and copyrights, net of amortization of $131,669 and $111,669 respectively	168,331	188,331
Total assets	$ 261,683	$ 256,042
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Lines of Credit Accounts payable	53,968 67,585	$ - 0 20,971
Accrued expenses	2,242	1,318
Due to related companies	464,127	410,848
Total current liabilities	587,922	433,137
Capital stock ($0.001 par value, 100,000,000 shares authorized, 30,173,700 and 21,848,700 issued and outstanding respectively)	30,174	21,849
Additional paid-in capital	843,882	568,457
Accumulated deficit	(1,200,295)	(767,401)
Total stockholders' equity (deficit)	(326,239)	(177,095)
Total liabilities and stockholders' equity (deficit)	$ 261,683	$ 256,042

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Operations

Years Ended December 31, 2005 and 2004

2005	2004
Sales
Related party	$398,683	$401,756
Other	209,416	253,964
Total Sales	608,099	655,720
Cost of sales	217,180	439,364
Gross margin	390,919	216,356
General and administrative expenses Officers & Directors	581,813 242,000	308,048 - 0 -
Net loss before income taxes	(432,894)	(91,692)
Income taxes	- 0 -	- 0 -
Net Income (Loss)	$(432,894)	$(91,692)
Earnings (loss) per share: Basic and diluted	(0.02)	- 0 -

Basic and diluted weighted average shares outstanding	29,351,371	21,848,700

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Changes in Stockholders' Equity (Deficit)

Years Ended December 31, 2005 and 2004

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total
Balance, January 1, 2004	21,848,700	$ 21,849	$ 568,457	$ (675,709)	$(85,403)
Net loss	-	-	-	(91,692)	(91,692)

Balance, December 31, 2004	21,848,700	$ 21,849	$ 568,457	$ (767,401)	$(177,095)
Stock issuance	8,325,000	8,325	275,425		283,750
Net income (loss)		-	-	(432,894)	(432,894)
Balance, December 31, 2005	30,173,700	$ 30,174	$ 843,882	$ (1,200,295)	$ (326,239)

GREEN DOLPHIN SYSTEMS CORPORATION

Statements of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from operating activities
Net Loss	$(432,894)	$(91,692)
Adjustments to reconcile net loss to net cash provided by operations activities:
Depreciation and Amortization	20,590	22,585
Stock issued for services	283,750	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(16,288)	(1,507)
Decrease (increase) in inventory	(10,286)	(7,218)
Decrease (increase) in security deposit	(1,250)	-
Increase (decrease) in accounts payable	46,614	(29,686)
Increase (decrease) in accrued payable	924	(1,132)
Increase (decrease) in due to related companies	53,279	62,224
Net cash from operating activities	$ (55,561)	$ (46,426)
Cash flows from Investing activities
Purchases of fixed assets	- 0 -	(788)
Net cash used in investing activities		(788)
Cash flows from Financing Activities
Advances on Lines of Credit	53,968
Increase (decrease) in cash	(1,593)	(47,214)
Cash, at the beginning of the year	27,041	74,255
Cash, at the end of the year	$25,448	$ 27,041

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Green Dolphin Systems Corporation (the Company is a Delaware corporation located in Knoxville, Tennessee. The Company is engaged in manufacturing and distributing a broad range of specialty chemicals in North America. See Note 2.

Revenue Recognition - Sales and the related cost of sales are recognized when orders are received and goods shipped or services delivered. The Company generally accepts returns of goods that are damaged in transit. Such sales returns are not material for the years ended December 31, 2005 and 2004.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Trademarks and copyrights - Trademarks and copyrights are recorded at cost and are amortized on a straight-line basis over fifteen years. Amortization expense for the years ended December 31, 2005 and 2004 was $20,000 per year. The estimated aggregate amortization expense for each of the five succeeding years is $20,000 annually. Included among these acquired intangible assets are the Company's name and the following proprietary trademarks and tradenames and their formulations: Fire Safe 108 Wood, Fire Poly NP-30 Paint, Fire Poly F/R Coating, Safe-N-Dry, Shield Kote, Secure Step, Protection Plus 2000, and Renew 4000. Intangible assets are subjected to a test to determine whether the cost of the assets remain recoverable. To make the estimates, the Company relies on sales trends and a competitive analysis of its propriety products in the marketplace.

Property and Equipment - Depreciation is primarily determined using the straight-line method over the estimated useful lives of the related assets. Significant improvements are capitalized while maintenance and repairs are expense as incurred.

Depreciation Expense for year ended December 31, 2005 and 2004, $590 and $2585, respectively.

Inventories - Inventories consist of cleaning supplies and related cleaning products and are stated at the lower of cost (using the first-in, first-out method) or market.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were approximately $3,158 and $4,034, respectively.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value of Financial Instruments - Cash, account and other receivables, accounts payable and accrued liabilities are stated at cost, which approximates fair value because of the short term maturity of those items. The estimated fair value of the Company's borrowings and advances to related companies approximates the carrying value because of their recent origination, their potential for offset and because of the substantial settlement of these balances expected in the short-term.

Statement of Cash Flows Supplemental Disclosure - No interest or income taxes were paid during the years ended December 31, 2005 and 2004.

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

NOTE 3 - TRANSACTIONS WITH RELATED COMPANIES

Amounts due to related companies included on the balance sheets at December 31, 2005 and 2004 was $464,127 and $410,848, respectively, consist of amounts payable to related companies, Canada and Penta Deltex, which share substantially common ownership and management with the Company. Pursuant to an agreement dated April 21, 1999, the Company's agreed to pay $300,000 for the exclusive rights to proprietary assets owned by Penta-Deltex. The debt bears no interest and is unsecured. The balance payable to Penta-Deltex at December 31, 2005 was $153,683.

Amounts due to and from related companies are unsecured, bear no interest and have no specific terms of repayment. Repayment will be dictated by the availability of cash.

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 4 - COMMITMENTS

The company has leased its administrative and warehouse space in Tennessee under a lease which expired on November 30, 2005, and it is currently on a month-by-month basis. The lease payments for 2005 totaled $15,761, and $1250 monthly continues for 2006.

Rent expense totaled $15,761 and $33,644 in 2005 and 2004, respectively.

NOTE 5 - INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

At December 31, 2005, the Company has available net operating loss (NOL) carry-forwards, expiring at various dates through 2020, of approximately $2,075,000. These carry-forwards may be used to offset future taxable income.

In assessing the reasonability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Although management believes that its products will be readily accepted in the marketplace and generate substantial future revenues, there is currently limited evidence that the revenues will be in sufficient amounts and at the necessary times to realize all of the deferred tax assets. Accordingly, management has established a full valuation allowance against the deferred tax assets at December 31, 2005 and 2004 arising from its NOL carry-forwards.

The income tax (provision) benefit for the years ended December 31, 2005 and 2004 consisted of the following:
	2005	2004
Net operating loss carry-forwards	$65,000	$ 35,000
Change in valuation reservation	($65,000)	($35,000)
Total	$ -	$ -

Total deferred tax assets at December 31, 2005 and 2004 consist of the following:
	2005	2004
Deferred tax assets	$830,000	$ 761,000
Valuation reserve	($830,000)	($761,000)
Total	$ -	$ -

NOTE 6 - SUBSEQUENT EVENTS

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

GREEN DOLPHIN SYSTEMS CORPORATION

Notes to Financial Statements (Continued)

NOTE 7. - SEGMENT INFORMATION

The Company's sales consist of sales in the United States and Canada. The composition of sales for 2005 and 2004 is as follows:
Sales	US 2005 2004	Canada 2005 2004
	$209,416 $401,756	$398,683 $253,964

NOTE 8 - STOCKHOLDERS' EQUITY

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

In May, 2005, we issued 500,000 shares of restricted common stock with a fair value of $35,000 or $0.07 per share to Max Labrooy for services rendered.

On June 2005, the Company entered into a Securities Exchange Agreement with Kettleby Soap Company Inc. in exchange for 8,000,000 shares. The Agreement was subsequently terminated in December 2005 for non-compliance with the terms of the Agreement. The shares issued in connection with this agreement were also returned and cancelled in January, 2006.

NOTE 9 - Recently Issued Accounting Standards

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

NOTE 10 - Acquisition

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June, 2005 the Company terminated the accounting services of Rodefer Moss, and Rotenberg & Co., LLP was named the CPA of record in February, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The names, addresses, ages and respective positions of the current directors and officers of the Company are as follows:
Name	Age	Position	Date Held
Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	52	Previous President/CEO, Director	January 1999 Resigned Jun/05
Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	55	Vice President	January 1999
Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	78	Director	January 1999
William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	65	Director President/CEO	February 2000 Appointed Jan/06
Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	78	Director	January 1999

NICHOLAS PLESSAS has completed a Masters in Environmental Science in 1980 and has been engaged in developing and producing applied environmental solutions since 1983 Mr. Plessas served as President of Penta Deltex Ltd. From October 1986 through December 1998 where his primary function was Director of operations. Mr. Plessas spearheaded corporate growth and development of over 65 specialty chemical and consumer products. Since January 1999 he has been a director, and President of Green Dolphin Systems Nevada and was appointed, and subsequently elected a director of Green Dolphin Delaware, previously Traveler's Infocenter, Inc., in February 2000 immediately prior to its acquisition of Green Dolphin Nevada. He was the President and CEO of the Green Dolphin companies, from which he resigned in June, 2005.

WILLIAM P. KEFALAS. Mr. Kefalas graduated with a Master of International Business in 1972 from the University of Chicago and since that time has experience with International business development in various countries. From 1982 to the present Mr. Kefalas has served as President and CEO of Commerciantes Financiers Corp, an International consulting and financial corporation representing business and development firms worldwide for resort and hotel developments. In February 2000 Mr. Kefalas joined Green Dolphin as a Director and had served the Company in the capacity of Business Strategist for Mergers and Acquisitions, and has been appointed President & CEO of Green Dolphin Systems Corp. in January, 2006.

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
Name	Principal Positions	Year	Salary	Bonus	Stock Awarded
Nicholas Plessas	Previous President/CEO Director	2005	$25,000	-0-	6,600,000 Shares
		2004	$25,000	-0-	0 Shares
		2003	$25,000	-0-	0 Shares
		2002	$28,000	-0-	6,685,000 Shares

Maxwell Labrooy	Vice President	2005	$42,000	-0-	500,000 Shares
		2004	$42,000	-0-	0 Shares
		2003	$38,000	-0-	0 Shares
		2002	$38,000	-0-	3000,000 Shares

William Kefalas	Director	2005	$5,000	-0-	100,000 Shares
		2004	$5,000	-0-	0 Shares
		2003	$5,000	-0-	0 Shares
		2002	$5,000	-0-	0 Shares

Dr. Adolph Hochstim*	Director	2005	-0-	-0-	100,000 Shares
		2004	-0-	-0-	0 Shares
		2003	-0-	-0-	0 Shares
		2002	$2,000	-0-	100,000 Shares

Robert McDonald	Director	2005	-0-	-0-	100,000 Shares
		2004	-0-	-0-	0 Shares
		2003	-0-	-0-	0 Shares
		2002	-0-	-0-	150,000 Shares

* Dr. Hochstim receives an additional $100.00 per hour for consulting the company when needed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the 30,173,700 issued and outstanding shares of the Company as of December 31, 2005.
Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percent of Class
Common	Maxwell J. LaBrooy 3717 Stonegate Lane Powell, TN 37849	800,000 shares	2.7%
Common	Adolf R. Hochstim 5455 Sylmer Avenue, #2505 Sherman Oaks, CA	200,000 shares	0.07%
Common	William P. Kefalas 55 Stevenson Street, N Guelph, Ontario	250,000 shares	0.08%
Common	Robert J. McDonald 4 Lakewood Drive Waverly, Nova Scotia BON 250	250,000 shares	0.08%
	Officers and Directors as a Group	1,500,000 shares	4.9%
Common	Nicholas Plessas 126 John St. Toronto, Ontario M9N 1J8	11,600,000 shares	38.4%

None of the foregoing has any right to acquire other or additional shares of the Company. There is no existing arrangement, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no reportable transactions during 2005 between Green Dolphin and any director or executive officer, nominee for election as a director, any security holder named in Item 11 hereof, or any member of the immediate family of any such person.

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

Date: July 18, 2006

By:/s/ William Kefalas

William Kefalas