Form 10-Q
period 2006-03-31
GREEN DOLPHIN SYSTEMS CORP
filed 2006-08-14
CIK 1110304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act) Yes [ ] No [X]

As of March 31, 2006 the number of shares outstanding of the registrant's only class of common stock was 30,173,700

Part I

Item 1. Financial Statements

Green Dolphin Systems Corporation

INDEX TO FINANCIAL STATEMENTS

CONTENTS
Consolidated Balance Sheet at March 31, 2006 (unaudited)	3
Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 (unaudited)	4 - 5
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (unaudited) and 2005 (audited)	6 - 7
Notes to Consolidated Financial Statements	8 -11

Green Dolphin Systems Corporation Consolidated Balance Sheet

(unaudited)
ASSETS
Current Assets
Cash	0
Accounts receivable, net	0
Inventory	0
Prepaid expenses	0
Total Current Assets:	0
Property and equipment, net	0
Other Assets
Trademarks and copyrights, net	0
Total Assets:	0
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	0
Accrued expenses	0
Total Current Liabilities	0
Other Liabilities
Due to related companies	0
Total Liabilities:	0
Shareholders' deficit Common stock (0.001 par value; 100,000,000 shares authorized; 30,173,700 shares	30,174
Additional paid in capital	843,882
Accumulated deficit	(874,056)
Total Shareholders' deficit	0
Total Liabilities and Shareholders' Deficit:	0

Green Dolphin Systems Corporation

Consolidated Statements of Operations
	(unaudited)Three months ended March 31
	2006	2005
Sales
Related party	__	$ 192,092
Other	0	25,561
Total Sales:	0	217,653
Cost of Sales	0	59,153
Gross margin	0	158,500
Expenses
General and administrative expenses	0	198,525
Compensation for Officers and Directors	__	207,000
Loss before gain on disposal of operations	__	(247,025)
Gain on disposal of operations	192,477	__
Gain on loss of control of subsidiary	133,762
Net income	326,239	$ (247,025)
Weighted average common shares outstanding basic and diluted	30,173,700	27,110,922
Net loss per common share basic and diluted	(0.01)	$ (0.01)
Security Deposits on the cash flow	133,762
Intangible Assets	168,331
Property & Equipment	472
Accounts Payable	(23,781)
Accrued Expenses	(2,242)
Due to related Companies	(416,948)
Gain on disposal of operation	192,477
Gain on Loss of Control of subsidiary:
Cash and cash equivalents	(8,968)
Account Receivable	20,158
Account Payable	(43,805)
Line of credit	(53,968)
Due to related companies	(47,179)

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2006 and 2005

	For the three months ended March 31, 2006 (unaudited)	For the three months ended March 31, 2005 (unaudited)
Net Income	326,239
Gain on Disposal of operations	(192,477)
Gain on loss of control of subsidiary	(133,762)
Net cash flows from operating activities	0	$ 12,947
Cash flows from investing activities:		0
Cash and cash equivalents in disposed operations	(34,416)
Cash and cash equivalents overdraft from subsidiary	8,968
Cash flow from investing activities	(25,448)
Cash flows from financing activities	0
Repayments to related companies	0	(4,978)
Net cash flows from financing activities	0	(4,978)
Net change in cash	(25,448)	7,969
Cash, beginning of period	25,448	27,041
Cash, end of period	__	$ 35,010
Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid		0
Non-Cash Investing and Financing Activities
Issuance of common stock to Officers and Directors for services rendered		$ 207,000
Issuance of common stock to consultants for services rendered		$ 41,750
Disposal of operations via transfer of assets and liabilities for forgiveness of debt:
Cash and cash equivalents	34,416
Accounts receivable	8,503
Inventories	37,522
Security deposits	1,250

The accompanying notes are an integral part of these financial statements.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Green Dolphin Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2006. Adoption of this statement did not have a material impact on our results of operation or financial condition.

For further information, refer to the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB and other reports filed with 2005 the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of results of any other interim period or for the fiscal year taken as a whole.

2. Disposal of Operations

In January 2006, in an effort to address the debt of the Company and to restructure, the Board agreed to sell the Company's chemical operations and assets to Penta Deltex Ltd. (a related party) in exchange for the forgiveness of the balance owed by the Company to Penta Deltex Ltd. of $153,683.

In January 2006, an agreement was reached between the Company and Green Dolphin Systems Canada (a related party) ("GDS Canada") and Nicholas Plessas, stockholder, whereby GDS Canada and Mr. Plessas would forgive the balance owed by the Company to GDS Canada and Mr. Plessas of $263,717. Consequently, Green Dolphin Corp's control of GDS Canada no longer exists therefore Green Dolphin Corp has no subsidiaries or revenue generating operations as of January 2006.

Green Dolphin Systems Corporation

Notes to Consolidated Financial Statements

3. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of this statement did not have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Adoption of this statement did not have a material impact on our results of operations or financial condition.

Green Dolphin Systems Corporation

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

Results of Operation:

As disclosed in the Company's annual report on FORM 10-KSB for the year ended December 31, 2005 and also duly reported on February 1, 2006 with the FORM 8-K, the company completed the sale of its assets on January 10, 2006. As a result of this sale, the company was not conducting any business as of January 11, 2006

The Company plans to acquire a new business which may provide more value to the Company's stockholders.

Item 3. CONTROLS & PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the period ended March 31, 2006, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 2 . Unregistered sales of Equity Securities and Use of Proceeds

As of March 31, 2006 there were zero issuance of shares or sale of shares registered to the Company.

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

Date: July 31, 2006

William Kefalas

President and CEO